Form 10-Q
period 2012-06-30
ACCESS US OIL & GAS, INC.
filed 2012-09-21
CIK 1550956

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2012

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54721

                      ACCESS US OIL & GAS, INC.
         (Exact name of registrant as specified in its charter)


                     GUMTREE ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                       665 Woodland Square Loop SEC
                               Suite 201
                        Lacey, Washington 98503
           (Address of principal executive offices) (Zip Code)

                              360-970-2647
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 1, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2012 (unaudited) and
   April 30, 2012                                               1

Statement of Operations for the Period from
April 23, 2012 (Inception) to June 30, 2012 (unaudited)         2

Statement of Cash Flows for the Period from
April 23, 2012 (Inception) to June 30, 2012 (unaudited)         3

Notes to Financial Statements (unaudited)                       4-7

                Gumtree Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

           ASSETS
                                              June 30,       April 30,
                                               2012             2012
                                            ----------      ----------
                                            (Unaudited)
   Current assets

     Cash                                   $  2,000        $  2,000
                                            ---------       ----------
   TOTAL ASSETS                             $  2,000        $  2,000
                                            =========       ==========


          STOCKHOLDERS' EQUITY

       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding          $     -         $      -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding                             2,000           2,000

       Additional paid-in capital                750             750

       Deficit accumulated during
         development stage                      (750)           (750)
                                            ---------       ---------
       TOTAL STOCKHOLDERS' EQUITY           $  2,000        $  2,000
                                            =========       =========


    The accompanying notes are an integral part of these financial statements.

                        Gumtree Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
				 (unaudited)

  	                                           For the period
        	     			         from April 23, 2012
             			                    (Inception)
        				          to June 30, 2012
                                                   ----------------

      Revenues                                        $      -

      Cost of revenues                                       -
                                                      ---------
      Gross profit                                           -

      Operating expenses                                   750
                                                      ---------
      Loss before income taxes                            (750)

      Income taxes                                          -
                                                      ---------
      Net loss                                        $   (750)
                                                      =========

      Loss per share - basic and diluted              $  (0.00)
                                                      =========

      Weighted average shares outstanding-           20,000,000
           basic and diluted                         ----------




     The accompanying notes are an integral part of these financial statements.

                                       2

                          Gumtree Acquisition Corporation
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                        For the Period from
                                        	          April 23, 2012
                                        	          (Inception) to
                                       		          June 30, 2012
                                       		         ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss					          $       (750)
                                                          --------------
       Net cash used in operating activities                      (750)
                                                          --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from the issuance of common stock                    2,000
   Proceeds from stockholders' additional
       paid-in capital                                             750
                                                          --------------
      Net cash provided by financing activities                  2,750
                                                          --------------

   Net increase in cash                                          2,000

   Cash at beginning of period                                       -
                                                           -------------
   Cash at end of period                                   $     2,000
                                          		   =============


  The accompanying notes are an integral part of these financial statements.

                           Gumtree Acquisition Corporation
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Gumtree Acquisition Corporation ("Gumtree" or "the Company") was incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Gumtree has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Gumtree will attempt to locate and negotiate with a business entity for the combination of that target company with Gumtree. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Gumtree will be successful in locating or negotiating with any target company. Gumtree has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2012.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2012.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

                           Gumtree Acquisition Corporation
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.
As of June 30, 2012, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

   Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

   Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

   Level 3 inputs are unobservable inputs for the asset or liability.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $750 as of June 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

                        Gumtree Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


Tiber Creek Corporation, a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820."  ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the company's financial statements.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

                        Gumtree Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENTS

    On September 7, 2012, the following events occurred which resulted in a change of control of the Company:

    The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    James Cassidy resigned as the Company's president, secretary and director. James McKillop resigned as the Company's vice president and director.

    Charles A. McSwain and Michael Mattox were elected as the directors of the Company. Michael Mattox was appointed President and Charles
A. McSwain was appointed Secretary and Treasurer.

     The Company issued 19,500,000 shares of its common stock on September 8, 2012, pursuant to Section 4(2) of the Securities Act of 1933 at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Gumtree Acquisition Corporation (the "Company") was incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Subsequent to the period covered by this report, the Company changed its name to Access US Oil & Gas, Inc. and entered into a change in control of the Company and has filed an Form 8-K.

   For the period covered by this Report, the Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended on May 30, 2012 to register its class of common stock. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     For the period covered by this Report, the then president of the Company was also the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.
In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

     The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of June 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with the Company. Tiber Creek Corporation will pay all expenses incurred by the Company until a change in control is effected, without repayment.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

     Subsequent to the period covered by this Report, the Company effected a change in control by the following events:

    On September 7, 2012:

     The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    James Cassidy resigned as the Company's president, secretary and director. James McKillop resigned as the Company's vice president and director.

    Charles A. McSwain and Michael Mattox were elected as the directors of the Company. Michael Mattox was appointed President and Charles
A. McSwain was appointed Secretary and Treasurer.

     The Company issued 19,500,000 shares of its common stock on September 8, 2012, pursuant to Section 4(2) of the Securities Act of 1933 at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.

    The Company filed a Form 8-K reporting this transaction.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's then principal executive officer (who was also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective, at the period of time covered by this report, in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Gumtree has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000:

     On April 30, 2012, Gumtree issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

    Subsequent to the date of this report, the Company issued
19,500,000 shares of its common stock for an aggregate of $1,950.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the then Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the then Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GUMTREE ACQUISITION CORPORATION

                               By:   /s/ James M. Cassidy
                                     President, Chief Financial Officer
				     for the period covered by this
				     report
Dated:   September 19, 2012