Form 10-Q
period 2012-09-30
ACCESS US OIL & GAS, INC.
filed 2012-11-15
CIK 1550956

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54721

                      ACCESS US OIL & GAS INC.
           (Exact name of registrant as specified in its charter)

                        GUMTREE ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                         665 Woodland Square Loop SE
                               Suite 201
                        Lacey, Washington 98503
          (Address of principal executive offices)  (zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS



Balance Sheets as of September 30, 2012 (unaudited) and
     April 30, 2012                                               1

Statements of Operations for the Three Months Ended
September 30, 2012 and the Period from April 23, 2012
(Inception) to September 30, 2012 (unaudited)                     2

Statements of Cash Flows for the Period from April 23,
2012 (Inception) to September 30, 2012 (unaudited)                3

Notes to Financial Statements (unaudited)                        4-7

                          ACCESS US OIL & GAS, INC.
               (FORMERLY KNOWN AS GUMTREE ACQUISITION CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS


                  ASSETS

                                           September 30, 2012     April 30, 2012
                                           ------------------     --------------

   Current assets

       Cash                                 $  2,000              $  2,000
                                            --------              ---------
   TOTAL ASSETS                             $  2,000              $  2,000
                                            ========              =========


                  STOCKHOLDERS' EQUITY

   Stockholders' Equity

      Preferred stock, $0.0001 par value,
        20,000,000 shares authorized;
        none outstanding                    $      -              $      -

      Common Stock, $0.0001 par value,
        100,000,000 shares authorized;
        20,000,000 shares issued and
        outstanding                            2,000                 2,000

      Additional paid-in capital              85,750                   750

      Accumulated deficit                    (85,750)                 (750)
                                            ---------             ---------
  TOTAL STOCKHOLDERS' EQUITY                $  2,000              $  2,000
                                            =========             =========

 The accompanying notes are an integral part of these financial statements



                          ACCESS US OIL & GAS, INC.
               (FORMERLY KNOWN AS GUMTREE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 For the period from
                                          For the three months      April 23, 2012
                                               ended                (Inception) to
                                           September 30, 2012    September 30, 2012
                                           -----------------     -------------------

   Revenues                                $            -        $              -

   Cost of revenues                                     -                       -
                                           -----------------     -------------------
   Gross profit                                         -                       -

   Operating expenses                                85,000                85,750
                                           -----------------     -------------------
   Loss before income tax                           (85,000)              (85,750)

   Income tax                                           -                       -
                                           -----------------     -------------------
   Net loss                                $        (85,000)        $     (85,750)
                                           =================     ===================
   Loss per share - basic and diluted                  0.00                  0.00
                                           =================     ===================
   Weighted average shares outstanding-
       basic and diluted                             286,765
                                           -----------------


 The accompanying notes are an integral part of these financial statements



                             ACCESS US OIL & GAS, INC.
                  (FORMERLY KNOWN AS GUMTREE ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                         For the Period from
                                                           April 23, 2012
                                                           (Inception) to
                                                          September 30, 2012
                                                         -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $        (85,750)


      Net cash used in operating activities                        (85,750)
                                                         -------------------
CASH FLOW FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                              2,000

  Redemption of common stock                                         (1,950)

  Common stock issued for cash                                        1,950

  Proceeds from stockholders' additional
     paid-in capital                                                  85,750
                                                         -------------------
     Net cash provided by financing activities                        87,750
                                                         -------------------
 Net increase in cash                                                 2,000

 Cash at beginning of period                                             -
                                                         -------------------
 Cash at end of period                                   $            2,000
                                                         ===================

 The accompanying notes are an integral part of these financial statements


                          ACCESS US OIL & GAS, INC.
               (FORMERLY KNOWN AS GUMTREE ACQUISITION CORPORATION)
                         A DEVELOPMENT STAGE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

1   NATURE OF OPERATIONS AND SUMMARY OF
    SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Access US Oil & Gas, Inc. (the "Company") was incorporated on
April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 7, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Access
US Oil & Gas, Inc. and filed such change with the State of Delaware.
The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of
1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On September 7, the Company effected a change in control by the following events:.

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

                          ACCESS US OIL & GAS, INC.
               (FORMERLY KNOWN AS GUMTREE ACQUISITION CORPORATION)
                         A DEVELOPMENT STAGE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012, there are no outstanding dilutive securities.

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

                          ACCESS US OIL & GAS, INC.
               (FORMERLY KNOWN AS GUMTREE ACQUISITION CORPORATION)
                         A DEVELOPMENT STAGE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company's financial instruments are mainly consisted of cash.
The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $85,750 as of September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, and the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

Management will pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim period within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02---Intangibles---Goodwill and Other (Topic 350): Testing Indefinite- Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company's financial statements.

                          ACCESS US OIL & GAS, INC.
               (FORMERLY KNOWN AS GUMTREE ACQUISITION CORPORATION)
                         A DEVELOPMENT STAGE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

Other recent accounting pronouncements issued by the FASB
(including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

On April 30, 2012, the Company issued 20,000,000 common shares to two directors and officers for
$2,000 in cash.

In August, 2012, the stockholders' of the Company paid professional fees to Tiber Creek amounted $ 85,000 on behalf of the Company.
The professional fees were recorded under additional paid in capital.

On September 7, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On September 7, 2012, Access US Oil & Gas, Inc. issued 19,500,000 shares of its common stock, September 8, 2012, pursuant to Section 4(2) of the Securities Act of 1933 at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Access US Oil & Gas Inc. (formerly Gumtree Acquisition Corporation (the "Company") has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 to register its class of common stock. The Company has sustained operating losses since inception and has an accumulated deficit of $85,750.

    The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

    The former president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

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

     As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with the Company. Tiber Creek Corporation will pay all expenses incurred by the Company until a change in control is effected, without repayment.

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

    Management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Change in Control

     On September 7, 2012, the following events occurred which resulted in a change in control of the Company:

     The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

    James Cassidy resigend as a director and the president of the Company. James McKillop resigned as a director and the vice president of the Company.

     Michael Mattox was appointed president of the Company and Charles McSwain was appointed secretary and treasurer of the Company.

     Charles McSwain and Michael Mattoxwere elected directors of the Company.


    On September 8, 2012, the Company issued 19,500,000 shares of its common stock at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of
1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

     Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

     A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

     A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

     The Company's plan to remediate those material weaknesses remaining is as follows:

     Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

     Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

     Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of common shares pursuant to Section 4(2) of the Securities Act of 1933 :

     On April 30, 2012 the Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

     On September 7, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

    On September 8, 2012, the Company issued 19,500,000 shares of its common stock at par for an aggregate of $1,950.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 7, 2012, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Access US Oil & Gas Inc.


ITEM 5.  OTHER INFORMATION

        (a)  Not applicable


       (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ACCESS US OIL & GAS INC.
                           (formerly Gumtree Acquisition Corporation)

                           By:   /s/ Charles Mattox
                           President

Dated:   November 12, 2012