Form 10-K
period 2012-12-31
ACCESS US OIL & GAS, INC.
filed 2013-04-15
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2012

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-54721

ACCESS US OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1035533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

665 Woodland Square Loop SE
Suite 201
Lacey, Washington 98503
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: 360-970-2647

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
 [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 [ ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]                                                      Accelerated filer [ ]
Non-accelerated filer [ ]                                                         Smaller reporting company [ X ]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 10, 2013

Common Stock, par value $0.0001	20,700,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I
ITEM 1. BUSINESS

Access US Oil & Gas (formerly Gumtree Acquisition Corporation) (the "Company") was incorporated on April 23, 2012 under the laws of the State of Delaware.

The Company has an agreement (“Agreement”) with Comanche Exploration Company LLC (“Comanche”) in which it obtained a percentage right to a land leasehold and the right and obligation to participate in oil drilling and mineral exploitation on that and other land. The Company has made an initial $500,000 deposit on the Agreement, and is actively raising debt financing to satisfy its additional capital obligations under the Agreement. It also plans to enter into more oil drilling and pumping agreements with Comanche as additional capital is raised.

The Company

The Company is in the development stage and has sustained operating losses since inception. At December 31, 2012, the Company has an accumulated deficit of $342,000. The Company also has a net loss from operations of $341,469 from April 23, 2012 (inception) through December 31, 2012.

Through December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

Management plans to raise additional debt financing to pay expenses until the cash flows from operations are adequate to meet its obligations . There is no assurance that the Company will ever be profitable. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Employees

The Company does not currently have any employees.

Subsidiaries

The Company has no subsidiaries.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses without charge or expectation of repayment the offices of Michael Mattox, an officer and director of the Company. There is no written agreement between Mr. Mattox and the Company regarding such usage and the parties may terminate the arrangement at any time.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 20,700,000 shares of common stock and no preferred stock were issued and outstanding.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

On April 30, 2012 the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 10,000,000 shares of common stock to Tiber Creek Corporation for $1,000 of which 9,750,000 were redeemed on September 7, 2012, for the redemption price of $975.

On April 30, 2012, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 10,000,000 shares of common stock to MB Americus, LLC for $1,000 of which 9,750,000 were redeemed on September 7, 2012 for the redemption price of $975.

On September 7, 2012, the Company effected a change in its control with the following actions:

The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On September 7, 2012, the former officers and directors resigned as the Company's directors and officers.

On September 7, 2012, Charles A. McSwain and Michael Mattox were elected as the directors of the Registrant.

On September 7, 2012, Michael Mattox was appointed President and Charles A. McSwain was appointed Secretary and Treasurer.

On September 7, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Access US Oil & Gas Corporation and filed such changes with the State of Delaware.

On September 8, 2012, the Company issued 9,750,000 shares of its common stock to each of Messrs. Michael Mattox and Charles A. McSwain.

On October 5, 2012 and October 8, 2012, the Company issued 400,000 and 300,000 shares, respectively, of its common stock in connection with notes payable issued in the amounts of $200,000 and $150,000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," or "our," refers to the business of Access US Oil & Gas, Inc.

Overview

We were incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 7, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Access US Oil & Gas, Inc. and filed such change with the State of Delaware.

We are in the development stage and operations to date have been to obtain agreements with Comanche for oil exploration and drilling, as well as efforts to raise debt financing to invest with Comanche.

Through December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

Management plans to raise additional debt financing to pay expenses until the cash flows from operations are adequate to meet its obligations . There is no assurance that the Company will ever be profitable. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our accompanying financial statements.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Use of Estimates

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to the fair value of financial instruments and the valuation allowance related to deferred income tax assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Results of Operations and Financial Condition for the Period from the inception April 23 2012 through December 31, 2012

The following is an analysis of the results of our operations for the period from the inception April 23, 2012 through December 31, 2012.

For the Year Ended
December 31, 2012

Revenues	$-
Cost of revenues	-
Gross profit	-

Operating expenses	341,469
Loss from operations	(341,469)

Other income (expenses):
Interest expense	(531)
Loss before income tax	(342,000)

Income tax expense	-

Net loss	$(342,000)

We have not generated any revenues or incurred any cost of revenues as of December 31, 2012.  During the period from the inception April 23, 2012 through December 31, 2012, we had operating expenses of $341,469 which primarily represented expenses associated with obtaining our agreement with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Net cash used in operations amounted to $253,231 for the period from the inception April 23, 2012 through December 31, 2012.  This was primarily the result of our net loss of $342,000 during 2012, offset by an increase in accounts payable of $88,238.

Net cash used in investing activities amounted to $500,000 for the period from the inception April 23, 2012 through December 31, 2012, which was the result of an increase in deposits and other assets from a down payment pursuant to an oil exploration agreement entered into with Comanche.  On January 31, 2013, the Company made a second scheduled investment of $500,000.  The third and final scheduled investment of $1,000,000 was due on March 15, 2013; however, the scheduled payment has been extended to May 31, 2013.

 Net cash provided by financing activities amounted to $755,000 for the period from the inception April 23, 2012 through December 31, 2012, which was the result of $530,000 in borrowings from a related party, as well as $225,000 in proceeds from two promissory notes during the year.

Promissory Notes

On October 5, 2012, the Company borrowed $150,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issue.  In connection with this note payable, the Company issued 400,000 shares of common stock to the individual on October 5, 2012 as an inducement to make the loan.

On October 8, 2012, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual on October 8, 2012 as an inducement to make the loan.

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of December 31, 2012, AUSA had advanced the Company an aggregate total of $530,000 to fund the project with Comanche.

As of December 31, 2012 the Company had cash available of $1,769.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Access US Oil & Gas, Inc.

Documents filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Accounting Firms

Financial Statements

Balance Sheet at December 31, 2012

Statement of Operations for the period from April 23, 2012 (Inception) to December 31, 2012

Statement of Changes in Stockholders' Deficit for the period from April 23, 2012 (Inception) to December 31, 2012

Statement of Cash Flows for the period from April 23, 2012 (Inception) to December 31, 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Access US Oil & Gas, Inc.:

We have audited the accompanying balance sheet of Access US Oil & Gas, Inc, (a development stage company) as of December 31, 2012, and the related statement of operations, changes in shareholders’ deficit, and cash flows for the period from April 23, 2012 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access US Oil & Gas, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the period from April 23, 2012 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California
April 15, 2013

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31, 2012
ASSETS

Current Assets
Cash	$1,769
Total current assets	1,769

Deposits and other assets	500,000

Total assets	$501,769

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$88,238
Due to related party	530,000
Total current liabilities	618,238
Long term notes payable, net of discount	218,750
Total liabilities	836,988

Shareholders' Deficit

Common stock; $0.0001 par value; 100,000,000 shares authorized,
20,700,000 shares issued and outstanding as of December 31, 2012	2,070
Additional paid-in capital	4,711
Accumulated deficit	(342,000)
Total shareholders' deficit	(335,219)

Total liabilities and shareholders' deficit	$501,769

The accompanying notes are an integral part of these financial statements

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

From April 23, 2012
(Inception) to
December 31, 2012

Revenues	$-
Cost of revenues	-
Gross profit	-

Operating expenses	341,469
Loss from operations	(341,469)

Other expenses:
Interest expense	(531)
Loss before income tax	(342,000)

Income tax expense	-

Net loss	$(342,000)

Basic and diluted loss per common share	$(0.02)
Basic and diluted weighted average common
shares outstanding	19,605,159

The accompanying notes are an integral part of these financial statements

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 23, 2012 (Inception)	-	$-	$-	$-	$-

Issuance of founders stock on April 23, 2012	20,000,000	2,000	(2,000)	-	-
Redemption of common stock on September 7, 2012	(19,500,000)	(1,950)	-		(1,950)
Issuance of common stock on September 8, 2012	19,500,000	1,950			1,950
Issuance of common stock in connection with notes payable on October 5, 2012	400,000	40	3,856	-	3,896
Issuance of common stock in connection with notes payable on October 8, 2012	300,000	30	2,855	-	2,885
Net loss	-	-	-	(342,000)	(342,000)
					-
Balance, December 31, 2012	20,700,000	$2,070	4,711	(342,000)	$(335,219)

The accompaying notes are an integral part of these financial statements

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

From April 23, 2012
(Inception) to
December 31, 2012

Operating Activities:
Net loss	$(342,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discount on notes payable	531
Changes in operating assets and liabilities:
Accounts payable	88,238
Net cash used in operating activities	(253,231)

Investing Activities:
Increase in deposits and other assets	(500,000)
Net cash used by investing activities	(500,000)

Financing Activities:
Proceeds from notes payable borrowings	-
Payments for redemption of common stock	(1,950)
Proceeds from issuance of common stock	1,950
Proceeds from borrowings from related party	530,000
Net cash provided by financing activities	530,000

Net change in cash	(223,231)
Cash, beginning of period	-
Cash, end of period	(223,231)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these financial statements

ACCESS US OIL & GAS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS

1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Access US Oil & Gas, Inc. (the "Company") was incorporated on April 23, 2012 under the laws of the State of Delaware. On September 7, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name from Gumtree Acquisition Corporation to Access US Oil & Gas, Inc.

The Company is in the development stage and is raising capital to invest in oil exploration and drilling.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

USE OF ESTIMATES

Financial statements prepared in accordance with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management makes estimates relating to the fair value of financial instruments and the valuation allowance related to deferred income tax assets. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2012.

INCOME TAXES

Under Accounting Standards Codification (“ASC”) 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

The basic loss per share is the same as the diluted loss per share as there are no potentially dilutive shares. The loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the loss of the entity.

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

The Company's financial instruments consisted of cash and the notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - GOING CONCERN

The Company has incurred operating losses since inception and has negative cash flows from operations.  It also has an accumulated deficit of $342,000 as of December 31, 2012.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – DEPOSITS AND OTHER ASSETS

On October 17, 2012, the Company entered into an agreement with Comanche Exploration Company, LLC (“Comanche”), an oil exploration and drilling company, to develop and drill wells in Mississippi.  The Company has agreed to acquire a 12.5% interest in the project for a total investment of $2,000,000.  On December 15, 2012, the Company made the first scheduled investment of $500,000. The amounts have been recorded as deposits and other assets on the accompanying balance sheet as of December 31, 2012.

On January 31, 2013, the Company made the second scheduled investment of $500,000.  The third and final scheduled investment of $1,000,000 was due on March 15, 2013; however, the scheduled payment has been extended to May 31, 2013.

As of December 31, 2012, the Comanche project had not yet started.  Once the project begins, the Company will amortize the costs over the estimated term of the project and related revenue streams.

NOTE 4 – DUE TO RELATED PARTY

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of December 31, 2012, AUSA had advanced the Company an aggregate total of $530,000 to fund the project with Comanche (see Note 3).

NOTE 5 – LONG TERM NOTES PAYABLE

On October 5, 2012, the Company borrowed $150,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issue.  In connection with this note payable, the Company issued 400,000 shares of common stock to the individual on October 5, 2012 as an inducement to make the loan.

On October 8, 2012, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual on October 8, 2012 as an inducement to make the loan.

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,781, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense during the year ended December 31, 2012 amounted to $531, and the remaining discount amounted to $6,250 as of December 31, 2012 which will be amortized through October 2015.

Future scheduled maturities of these notes payable are as follows for the years ended December 31.

2013	$-
2014	112,500
2015	112,500

Total	$225,000

NOTE 6 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 20,700,000 shares of common stock and no preferred stock were issued and outstanding.

On April 30, 2012, the Company issued 20,000,000 common shares to two directors and officers as founders shares.

On October 5, 2012, the Company issued 400,000 shares of common stock to a debt holder as an inducement to provide the loan.

On October 8, 2012, the Company issued 300,000 shares of common stock to a debt holder as an inducement to provide the loan.

NOTE 7 – SUBSEQUENT EVENTS

In January 2013, the Company borrowed an aggregate total of $125,000 of additional notes payable from the two individuals comprising the existing notes payable (see Note 3).  The borrowings were made using the same terms as the existing borrowings.

In January 2013, the Company borrowed an additional $500,000 from AUSA to make the second scheduled investment in the Comanche project (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

The determination that our disclosure controls and procedures were not effective as of December 31, 2012 was a result of:

•	the fact that we do not have significant operations and as a result do not have an internal accounting and financial department; and

•	insufficient segregation of duties.

Internal Control Over Financial Reporting

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

The Company effected a change in control on September 2012, resulting in the resignation of the then officers and directors. New officers and directors are now in charge of the Company's internal controls over financial reporting but have not made any changes during its fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Under the direction of our principal executive officer and principal financial and accounting officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed to be not effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted non-accelerated filers from the auditor attestation requirement.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Position	Year Commenced	Age
Michael Mattox	President, Director	2012	54
Charlesl A. McSwain	Secretary and Treasurer, Director	2012	65

Charles A. McSwain serves as an officer and director of the Company. Mr. McSwain, CPA, CVA, received his Bachelor of Arts in Accounting from the University of Washington and his Masters of Taxation from Golden Gate University. In 1995, Mr. McSwain founded and is the director of McSwain & Company. He has more than 30 years experience in public accounting including expertise in a variety of industries to include consulting in all phases of taxation, accounting and business valuation. Since 1996, Mr. McSwain is the founder and a principal of Paymaster Payroll, a vendor to McSwain & Company. Mr. McSwain is the founder of McSwain Financial Services, LLC, which is an asset management firm.

Michael Mattox serves as an officer and director of the Company. Mr. Mattox, MBA, received his Bachelor of Arts in International Business from Evergreen State College and his Masters of Business Administration from City University. Mr. Mattox is the founding Principal of Access the USA (AUSA) and Washington Regional Center which offers foreign investment, creates jobs and provides opportunities for foreigners to obtain U.S. green cards. Mr. Mattox has brought innovative investments to the world market and attracted more than $200 million within the past year. AUSA was awarded the 2012 Globe Award from the World Trade Center Tacoma for Service Provider of the Year. Mr. Mattox studied Chinese at the Defense Language Institute and has been an Adjunct Professor of Marketing for St. Martins University at the Shanghai Maritime University in Shanghai, China.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors. The board of directors consists of two directors. At such time that the Company has a larger , board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.o
Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company intends to adopt a Code of Ethics to provide a manner of conduct.

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

Name and				Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)

Michael Mattox	2012	-	-	-	-	-
President and Director
Charles McSwain	2012	-	-	-	-	-
Secretary, Treasurer and Director

As of December 31, 2012, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of other financing or funding) the Company may compensate officers and employees.

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company and/or the mergers. Accordingly, the Company has not recorded any compensation expense in respect to any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing.  However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company.

Employment Agreements

The Company enters into and maintains customary employment agreements with each of its officers and employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name/Position	Number of Shares of Common Stock	Percent of Class (1)
Michael Mattox	9,750,000	48.75%
President and Director
Charles McSwain	9,750,000	48.75%
Secretary, Treasurer and Director
Total owned by officers and directors (2 persons)	19,500,000	97.5%
______________
(1) Based upon 20,000,000 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements amounted to $5,200 for the year ended December 31, 2012.

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the year ended December 31, 2012 The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of Access Us Oil & Gas, Inc. are incorporated by reference in Part II:

Report of Independent Registered Accounting Firm

Balance Sheet

Statements of Operations

Statements of Changes In Stockholders' Deficit

Statements of Cash Flows

Notes to Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the information is provided in the consolidated financial statements including the notes hereto.

(a)(3) Exhibits Required by Item 601 of Regulation S-K:

INDEX TO EXHIBITS

Exhibit Number	Description
31.1#	Certification of Chief Executive Officer
31.2#	Certification of Chief Financial Officer
32.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
32.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Title 18, United States Code)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS US OIL AND GAS, INC.

By: /s/ Michael Mattox
President
Dated: April 15, 2013

By: /s/ Charles McSwain
Principal financial officer
Dated: April 15, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	April 15, 2013
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	April 15, 2013
Charles McSwain