Form 10-K/A
period 2012-12-31
ACCESS US OIL & GAS, INC.
filed 2013-05-20
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2012

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________   to ________

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

The accompaying notes are an integral part of these financial statements

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

From April 23, 2012
(Inception) to
December 31, 2012
(Restated)
Operating Activities:
Net loss	(342,000)
Adjustments to reconcile net loss to net cash used by operating activities:

Amortization of discount on notes payable	531
Changes in operating assets and liabilities:
Accounts payable	88,238
Net cash used in operating activities	(253,231)

Investing Activities:
Increase in deposits and other assets	(500,000)
Net cash used in investing activities	(500,000)

Financing Activities:
Proceeds from notes payable borrowings	225,000
Payments for redemption of common stock	(1,950)
Proceeds from issuance of common stock	1,950
Proceeds from borrowings from related party	530,000
Net cash provided by financing activities	755,000

Net change in cash	1,769
Cash, beginning of period	-
Cash, end of period	1,769

Supplemental disclosure of cash flow information:
Cash paid for interest	-
Cash paid for taxes	-

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

RESTATEMENT

The accompanying financial statements as of and for the year ended December 31, 2012 have been restated to reflect a correction in the statement of cash flows to add the proceeds from notes payable borrowings of $225,000.

The impact of the restatements described above is as follows.

	As Previously
	Reported	Adjustment	Restated

Operating Activities:
Net loss	$(342,000)		$(342,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on notes payable	531		531
Changes in operating assets and liabilities:
Accounts payable	88,238		88,238
Net cash used in operating activities	(253,231)		(253,231)

Investing Activities:
Increase in deposits and other assets	(500,000)		(500,000)
Net cash used in investing activities	(500,000)		(500,000)

Financing Activities:
Proceeds from notes payable borrowings	-
Payments for redemption of common stock	(1,950)	225,000	223,050
Proceeds from issuance of common stock	1,950		1,950
Proceeds from borrowings from related party	530,000		530,000
Net cash provided by financing activities	530,000	225,000	755,000

Net change in cash	(223,231)		1,769
Cash, beginning of period	-		-
Cash, end of period	$(223,231)		$1,769

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

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors. The board of directors consists of two directors. At such time that the Company has a larger , board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

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