Form 10-Q
period 2013-03-31
ACCESS US OIL & GAS, INC.
filed 2013-05-20
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the quarterly year ended March 31, 2013

OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [ X ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2013
Common Stock, par value $0.0001	20,700,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

ITEM 1. Financial Statements

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS

Current assets
Cash	$1,133	$1,769
Total current assets	1,133	1,769

Deposits and other assets	1,000,000	500,000

Total assets	$1,001,133	$501,769

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$119,434	$88,238
Due to related party	1,150,000	530,000
Total current liabilities	1,269,434	618,238
Long term notes payable, net of discount	269,302	218,750
Total liabilities	1,538,736	836,988

Shareholders' deficit

Common stock; $0.0001 par value; 100,000,000 shares authorized, 20,700,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	2,070	2,070
Additional paid-in capital	4,711	4,711
Accumulated deficit	(544,384)	(342,000)
Total shareholders' deficit	(537,603)	(335,219)

Total liabilities and shareholders' deficit	$1,001,133	$501,769

The accompanying notes are an integral part of these financial statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
	Three Months	From Inception
	Ended	(April 23, 2012) to
	March 31, 2013	March 31, 2013

Operating expenses	$201,556	$543,025
Loss from operations	201,556	543,025

Other expenses:
Interest expense	(829)	(1,360)
	(829)	(1,360)
Loss before income tax	202,384	544,384

Income tax expense	-	-

Net loss	$202,384	$544,384

Basic and dilutted loss per common share	$0.01

Basic and diluted weighted average common shares outstanding	20,700,000

The accompanying notes are an integral part of these financial statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months	From Inception
	Ended	(April 23, 2012) to
	March 31, 2013	March 31, 2013

Operating Activities:
Net loss	$(202,384)	$(544,384)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on notes payable	552	1,083
Changes in operating assets and liabilities:
Accounts payable	31,196	119,434
Net cash used in operating activities	(170,636)	(423,867)

Investing Activities:
Deposits and other assets	(500,000)	(1,000,000)
Net cash used by investing activities	(500,000)	(1,000,000)

Financing Activities:
Payments for redemption of common stock	-	(1,950)
Proceeds from issuance of common stock	-	1,950
Proceeds from related party notes	620,000	1,150,000
Proceeds from notes payable borrowing	50,000	275,000
Net cash provided by financing activities	670,000	1,425,000

Net change in cash	(636)	1,133
Cash, beginning of period	1,769	-
Cash, end of period	$1,133	$1,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$277	$277
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCESS US OIL & GAS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2013 and for the three months ended March 31, 2012 and the period from inception to March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the entire year

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 15, 2013.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2013.

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

The Company evaluates the accounting for uncertainty in income tax recognized in its financial statements and determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in its financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company has not accrued for any such uncertain tax positions as of March 31, 2013 (unaudited) or December 31, 2012.

For interim periods, the Company uses the effective tax method wherein it estimates its income tax rate for the year and recognizes income tax using that rate times the net income for the interim period. At March 31, 2013 the Company does not expect to have any income tax expense due to its losses, so its effective rate was zero.

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

2 - GOING CONCERN

The Company has incurred operating losses since inception and has negative cash flows from operations.  It also has an accumulated deficit of $544,384 as of March 31, 2013.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

As of March 31, 2013, the Comanche project had not yet started.  Once the project begins, the Company will amortize the costs over the estimated term of the project and related revenue streams.

4 – DUE TO RELATED PARTY

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of March 31, 2013, AUSA had advanced the Company an aggregate total of $1,150,000 to fund the project with Comanche.

5 – LONG TERM NOTES PAYABLE

On October 5, 2012 and February 22, 2013, the Company borrowed $150,000 and $50,000, respectively, from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issue.  In connection with this note payable, the Company issued 400,000 shares of common stock to the individual on October 5, 2012 as an inducement to make the loan.

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

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,781, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense for the three months ended March 31, 2013 amounted to $552, and the remaining discount amount of $5,698 as of March 31, 2013 will be amortized through October 2015.

6 - STOCKHOLDER'S DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2013, 20,700,000 shares of common stock and no preferred stock were issued and outstanding.

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

Through March 31, 2013, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

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

Results of Operations and Financial Condition for the Three Months Ended March 31, 2013

For the three month periods ended March 31, 2013, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2013 were $201,556. Operating expenses primarily represented expenses associated with obtaining our agreement with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Liquidity and Capital Resources

During the three months ended March 31, 2013, net cash used in operations amounted to $170,636.  This was primarily the result of our net loss of $202,384, offset by an increase in accounts payable of $31,196.

During the three months ended March 31, 2013, net cash provided by financing activities amounted to $670,000, which was the result of $620,000 in borrowings from a related party, as well as $50,000 in proceeds from one promissory note during the year. Of the $620,000 received from a related party, $500,000 was deposited with Comanche toward our oil exploration and drilling agreement.

As of March 31, 2013, the Company had cash available of $1,133. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

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

The determination that our disclosure controls and procedures were not effective as of March 31, 2013 was a result of:

•	the fact that we do not have significant operations and as a result do not have an internal accounting and financial department; and

•	insufficient segregation of duties.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

 None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (302)
31.2	Certification of Chief Financial Officer (302)
32.1	Certification of Chief Financial Officer (902)
32.2	Certification of Chief Financial Officer (902)
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS US OIL AND GAS, INC.

By: /s/ Michael Mattox
President
Dated: May 15, 2013

By: /s/ Charles McSwain
Principal financial officer
Dated: May 15, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	May 15, 2013
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	May 15, 2013
Charles McSwain