Form 10-Q
period 2013-06-30
ACCESS US OIL & GAS, INC.
filed 2013-08-12
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended June 30, 2013

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  _________

Commission File Number: 0-54721

ACCESS US OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1035533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

665 Woodland Square Loop SE
Suite 100
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
                                                                                                                                                                [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, par value $0.0001	20,700,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

ITEM 1. Financial Statements
ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$7,285	$1,769

Total current assets	7,285	1,769

Deposits and other assets	2,339,031	500,000

Total Assets	2,346,316	501,769

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	158,142	88,238
Due to related parties	2,620,000	530,000

Total current liabilities	2,778,142	618,238

Long term notes payable, net of discount	269,854	218,750
Total Liabilities	3,047,996	836,988

Shareholders' Deficit
Preferred Stock: $0.0001 Par value; 20,000,000 shares authorized; no shares issued and outstanding		-
Common stock; $0.0001 par value; 100,000,000 shares authorized, 20,700,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	2,070	2,070
Additional paid-in capital	4,711	4,711
Accumulated deficit	(708,461)	(342,000)
Total Shareholders' Deficit	(701,680)	(335,219)

Total Liabilities and Shareholders' Deficit	$(2,346,316)	$501,769

The accompanying notes to condensed financial statements are an integral part of these statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	From Inception	Six Months	From Inception
	Ended	(April 23, 2012) to	Ended	(April 23, 2012) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2013

Operating expenses	161,161	750	362,716	702,273
Loss from operations	161,161	(750)	362,716	702,273

Other income (expenses):
Interest expense	2,916	-	3,745	6,188
	2,916	-	3,745	6,188
Loss before income tax	164,077	750	366,461	708,461

Income tax expense	-	-	-	-

Net loss	$(164,077)	$(750)	$(366,461)	$(708,461)

Basic and dilutted loss per common shares	$(0.01)	$(0.00)	$(0.02)

Basic and diluted weighted average common shares	20,700,000	20,000,000	20,700,000

The accompanying notes to condensed financial statements are an integral part of these statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	From Inception	From Inception
	Ended	(April 23, 2012) to	(April 23, 2012) to
	June 30, 2013	June 30, 2012	June 30, 2013
Operating Activities:
Net loss	$(366,461)	$(750)	$(708,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	1,104	-	1,635
Changes in operating assets and liabilities:
Accounts payable	69,904	-	158,142
Net cash used in operating activities	(295,453)	(750)	(548,684)

Investing Activities:
Investment in and deposits to Comanche	(2,000,000)	-	(2,500,000)
Refund of Comanche deposit	160,969	-	160,969
Net cash used in investing activities	(1,839,031)		(2,339,031)

Financing Activities:
Payment for redemption of common stock	-	-	(1,950)
Proceeds from issuance of common stock	-	2,000	1,950
Proceeds from borrowings from related parties	2,090,000	-	2,620,000
Proceeds from shareholders' paid - in capital	50,000	750	275,000
Net cash provided by financing activities	2,140,000	2,750	2,895,000

Net change in cash	5,516	2,000	7,285
Cash, beginning of period	1,769	-	-
Cash, end of period	$7,285	$2,000	$7,285

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,641	$-	$2,641
Cash paid for taxes	$-	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 15, 2013; and the Company’s Quarterly Report on Form 10-Q for the year ended March 31, 2013, filed on May 20, 2013.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2013.

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

2 - GOING CONCERN

The Company has incurred operating losses since inception and has negative cash flows from operations.  It also has an accumulated deficit of $708,461 as of June30, 2013.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3 – DEPOSITS AND OTHER ASSETS

On October 17, 2012, the Company entered into an agreement with Comanche Exploration Company, LLC (“Comanche”), an oil exploration and drilling company, to develop and drill wells.  The Company has agreed to acquire a 12.5% interest in the project comprising four initial wells for a total estimated investment of $3,812,500.  On December 15, 2012, the Company made the refundable security deposit of $500,000. The amounts have been recorded as deposits and other assets on the accompanying balance sheet as of December 31, 2012.

On January 31, 2013, the Company made the second refundable security deposit of $500,000.

On June 21, 2013, the Company made the initial investment of $1,500,000. The amounts have been recorded as deposits and other assets on the accompanying balance sheet as of June 30, 2013.

On June 26, 2013, the Company received a deposit refund of $160,969.

The Company shall be responsible for its proportionate share of all costs, risks and expenses incurred in drilling, completing and equipping of the wells for the project. When the actual costs of drilling, completing and equipping the wells have been determined, Comanche shall refund to the Company any net amounts paid but not expended; or invoice the Company for costs incurred in addition to sums advanced, on a well by well basis.

As of June 30, 2013, the Comanche project had not commenced.  The Company accounts for its investment in Comanche under the cost method.

4 – DUE TO RELATED PARTY

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of June 30, 2013, AUSA had advanced the Company an aggregate total of $1,120,000 to fund the project with Comanche.

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $12,500,000; which accrue interest at 5% per annum commencing on June 21, 2013. As of June 30, 2013, Orion I had advanced the Company an aggregate total of $1,500,000 to fund the project with Comanche.

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

On October 8, 2012, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and 50% is due two years from the date of issue, and the remaining 50% is due three years from the date of issue.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual on October 8, 2012 as an inducement to make the loan.

The fair value of the common stock issued in connection with the above note payable was allocated on a pro rata basis to the proceeds from the note payable.  The aggregate amount allocated to the value of the common stock amounted to $6,781, which has been recorded as a discount to the note payable in the accompanying balance sheets and is being amortized as interest expense over the life of the note payable.  The amount amortized as interest expense for the three months ended June 30, 2013 amounted to $552, and the remaining unamortized discount amount of $5,146 as of June 30, 2013 will be amortized through October 2015.

6 - STOCKHOLDER'S DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2013, 20,700,000 shares of common stock and no preferred stock, shares were issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," except where the context otherwise requires, the term "we," "us," or "our," refers to the business of Access US Oil & Gas, Inc.

Overview

We were incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 7, 2012, the shareholders of the Company and the Board of Directors unanimously approved the change of the Registrant's name to Access US Oil & Gas, Inc. and filed such change with the State of Delaware.

We are in the development stage and operations to date have been to obtain agreements with Comanche for oil exploration and drilling, as well as efforts to raise debt financing to invest with Comanche.

Through June 30, 2013, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on the Company’s ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

Management plans to raise additional debt financing to pay expenses until the cash flows from operations are adequate to meet its obligations. There is no assurance that the Company will ever be profitable. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations and Financial Condition for the Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

For the three month periods ended June 30, 2013 and 2012, the Company had no revenue. Operating expenses for the three month periods ended June30, 2013 and 2012 were $161,161 and $750, respectively. Operating expenses primarily represented expenses associated with obtaining our agreements with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Liquidity and Capital Resources

During the six months ended June 30, 2013, net cash used in operations amounted to $295,453.  This was primarily the result of our net loss of $366,461, partially offset by an increase in accounts payable of $69,904.

During the six months ended June 30, 2013, net cash used in investing activities was $1,839,031, which comprised investments in and deposit to Comanche in the amount of $2,000,000, partially offset by a refund of $160,939.

During the six months ended June 30, 2013, net cash provided by financing activities amounted to $2,140,000, which was the result of $2,090,000 in borrowings from a related party during the year. Of this amount received from the related party, $1,500,000 was deposited with Comanche toward our oil exploration and drilling agreement; and $175,000 was paid to AUSA toward our promissory note agreement.

As of June 30, 2013, the Company had cash available of $7,285. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

The period from inception (April 23, 2012) through June 30, 2012, was not comparable with the six months ended June 30, 2013, due to the short duration of the fiscal period.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

The determination that our disclosure controls and procedures were not effective as of June 30, 2013 was a result of:

•	the fact that we do not have significant operations and as a result do not have an internal accounting and financial reporting department; and

•	insufficient segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1#	Certification of Chief Executive Officer (302)

31.2#	Certification of Chief Financial Officer (302)

32.1#	Certification of Chief Financial Officer (902)

32.2#	Certification of Chief Financial Officer (902)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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
Dated: August 7, 2013

By: /s/ Charles McSwain
Principal financial officer
Dated: August 7, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	August 7, 2013
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	August 7, 2013
Charles McSwain