Form 10-Q/A
period 2013-06-30
ACCESS US OIL & GAS, INC.
filed 2013-08-12
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Documents incorporated by reference: None

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed with the Securities and Exchange Commission on August 12, 2013 (the “Original Filing”) is being filed by the Registrant solely for the purpose of amending a computer error made by our filing agent during the Edgar processing.  The value for Total Liabilities and Shareholders’ Deficit at June 30, 2012 in the Condensed Balance Sheet has been changed.  All other items of the Original Filing are unaffected by the change described above.

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

ITEM 1. Financial Statements
ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$7,285	$1,769

Total current assets	7,285	1,769

Deposits and other assets	2,339,031	500,000

Total Assets	2,346,316	501,769

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	158,142	88,238
Due to related parties	2,620,000	530,000

Total current liabilities	2,778,142	618,238

Long term notes payable, net of discount	269,854	218,750
Total Liabilities	3,047,996	836,988

Shareholders' Deficit
Preferred Stock: $0.0001 Par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.0001 par value; 100,000,000 shares authorized, 20,700,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	2,070	2,070
Additional paid-in capital	4,711	4,711
Accumulated deficit	(708,461)	(342,000)
Total Shareholders' Deficit	(701,680)	(335,219)

Total Liabilities and Shareholders' Deficit	$2,346,316	$501,769

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