Form 10-Q
period 2013-09-30
ACCESS US OIL & GAS, INC.
filed 2013-11-07
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________  to________

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock, par value $0.0001	21,280,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ITEM 1. Financial Statements

ACCESS US OIL & GAS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS:
Current assets:
Cash	$97,537	$1,769
Total current assets	97,537	1,769

Prepaid deposits	339,031	500,000
Short-term investments	2,000,000	-
Total assets	$2,436,568	$501,769

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$200,739	$88,238
Due to related parties	2,710,000	530,000
Total current liabilities	2,910,739	618,238

Long term notes payable, net of discount	345,406	218,750
Total liabilities	3,256,145	836,988

Shareholders' Deficit
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized, no share issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,280,000 and 20,700,000 shares issued and outstanding as of September 30, 2013 and December 31,2012, respectively	2,128	2,070
Additional paid-in capital	22,053	4,711
Accumulated deficit	(843,758)	(342,000)
Total shareholders' deficit	(819,577)	(335,219)
Total liabilities and shareholders' deficit	$2,436,568	$501,769

See accompanying Notes to Condensed Consolidated Financial Statements.

ACCESS US OIL & GAS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (April 23, 2012) to September 30,
	2013	2012	2013	2012	2013
Operating expenses:
General and administrative	$90,342	$85,000	$252,404	$85,750	$474,430
Professional expenses	40,705	-	241,358	-	360,801
Loss from operations	131,046	85,000	493,762	85,750	835,231
Other expenses:
Interest expense	4,251	-	7,996	-	8,527
	4,251	-	7,996	-	8,527

Loss before income tax	135,297	85,000	501,758	85,750	843,758
Income tax expense	-	-	-	-	-
Net loss	$(135,297)	$(85,000)	$(501,758)	$(85,750)	$(843,758)

Basic and dilutted loss per common shares	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Basic and dilutted weighted average common shares outstanding	20,729,414	20,000,000	20,729,414	20,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

ACCESS US OIL & GAS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED  STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		From Inception (April 23, 2012) to September 30,
	2013	2012	2013
Operating activities:
Net loss	(501,758)	(85,750)	(843,758)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,656	-	2,187
Changes in operating assets and liabilities:
Accounts payable	112,501	-	200,739
Net cash used in operating activities	(387,601)	(85,750)	(640,832)

Investing activities:
Purchases of cost method investments	(2,000,000)	-	(2,000,000)
Deposits to Comanche Exploration, LLC	(500,000)	-	(1,000,000)
Refund of prepaid deposits from Comanche Exploration, LLC	660,969	-	660,969
Net cash used in investing activities	(1,839,031)	-	(2,339,031)

Financing activities:
Redemption of common stock	-	-	(1,950)
Proceeds from issuance of common stock	58	2,000	2,008
Proceeds from borrowings from related parities	2,180,000	-	2,710,000
Proceeds from notes payable borrowing	125,000	-	350,000
Proceeds from shareholders' paid-in capital	17,342	85,750	17,342
Net cash generated by financing activities	2,322,400	87,750	3,077,400

Increase in cash and cash equivalents	95,768	2,000	97,537
Cash, beginning of the period	$1,769	-	-
Cash, end of the period	$97,537	$2,000	$97,537

Supplemental cash flow disclosure:
Cash paid for interest	$6,340	-	$6,340
Cash paid for income taxes	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

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

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 15, 2013; and the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, filed on May 20, 2013 and August 12, 2013, respectively.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2013.

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

The Company's financial instruments consisted of cash, short-term investments, accounts payable, due to related parties and notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

2 - GOING CONCERN

The Company had incurred operating losses since inception and had negative cash flows from operations.  It also had an accumulated deficit of $843,758 as of September 30, 2013.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

3 – DEPOSITS AND OTHER ASSETS

On October 17, 2012, the Company entered into the Orion Mississippian Project agreement with Comanche Exploration Company, LLC (“Comanche”), an oil exploration and drilling company, to develop and drill wells.  The Company agreed to acquire a 12.5% interest in the project comprising four initial wells for a total estimated investment of $3,812,500.  On December 15, 2012, the Company made the refundable security deposit of $500,000. The amounts have been recorded as deposits on the accompanying balance sheet as of December 31, 2012.

On January 31, 2013, the Company made the second refundable security deposit of $500,000 as collateral to Comanche.

On June 21, 2013, the Company made the initial investment of $1,500,000 to Comanche for the estimated Authority for Expenditure (“AFE”) of $2,339,031.25. The amounts have been recorded as deposits and other assets on the accompanying balance sheet as of September 30, 2013.

On June 26, 2013, the Company received a deposit refund of $160,969.

On September 4, 2013, the Company made the second investment of $500,000 to receive a deposit refund.The amounts have been recorded as short-term investments on the accompanying balance sheet as of September 30, 2013.

On September 5, 2013, the Company received a deposit refund of $500,000.

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

As of September 30, 2013, the Comanche project had not commenced.  The Company accounts for its investment in Comanche under the cost method.

4 – DUE TO RELATED PARTY

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of September 30, 2013, AUSA had advanced the Company an aggregate total of $710,000 to fund the project with Comanche.

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $12,500,000; which accrue interest at 5% per annum commencing on June 21, 2013. As of September 30, 2013, Orion I had advanced the Company an aggregate total of $2,000,000 to fund the project with Comanche.

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

On October 8, 2012 and August 14, 2013 the Company borrowed $75,000 and $75,000, respectively, from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and 50% is due two years from the date of issue, and the remaining 50% is due three years from the date of issue.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual on October 8, 2012 as an inducement to make the loan.

The fair value of the common stock issued in connection with the above note payable was allocated on a pro rata basis to the proceeds from the note payable.  The aggregate amount allocated to the value of the common stock amounted to $6,781, which has been recorded as a discount to the note payable in the accompanying balance sheets and is being amortized as interest expense over the life of the note payable.  The amount amortized as interest expense for the nine months ended September 30, 2013 amounted to $552, and the remaining unamortized discount amount of $4,594 as of September 30, 2013 will be amortized through October 2015.

6 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On April 30, 2012, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

On September 7, 2012, the registrant redeemed an aggregate of 19,500,000 of the 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On September 8, 2012, the Company issued 19,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.

On October 5, 2012, the Company issued 400,000 shares of common stock to a debt holder as an inducement to provide the loan.

On October 8, 2012, the Company issued 300,000 shares of common stock to a debt holder as an inducement to provide the loan.

In September, 2013, 580,000 shares of common stock sold in public offering with a price of $0.03 per share to 58 subscribers for an aggregate of $17,400.

As of September 30, 2013, the Company has 21,280,000 shares of common stock and no preferred stock was issued and outstanding.

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

Through September 30, 2013, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on the Company’s ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

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

Results of Operations and Financial Condition for the Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the three month periods ended September 30, 2013 and 2012, the Company had no revenue. Operating expenses for the three month periods ended September 30, 2013 and 2012 were $131,046 and $85,000, respectively. Operating expenses primarily represented expenses associated with obtaining our agreements with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, cash used in operating activities was $387,601.  This was primarily the result of our net loss of $501,758, partially offset by an increase in accounts payable of $112,501.

During the nine months ended September 30, 2013, cash used in investing activities was $1,839,031, which comprised investments in and deposit to Comanche in the amount of $2,500,000, partially offset by a refund of $660,969.

During the nine months ended September 30, 2013, cash provided by financing activities amounted to $2,322,400, which was the result of $2,180,000 in borrowings from a related party during the year. Of this amount received from the related party, $2,000,000 was deposited with Comanche toward our oil exploration and drilling agreement; and $665,000 was paid to AUSA toward our promissory note agreement.

As of September 30, 2013, the Company had cash available of $97,537. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

The period from inception (April 23, 2012) through September 30, 2012, was not comparable with the nine months ended September 30, 2013, due to the short duration of the fiscal period.

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

The determination that our disclosure controls and procedures were not effective as of September 30, 2013 was a result of:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1#	Certification of Chief Executive Officer (302)

31.2#	Certification of Chief Financial Officer (302)

32.1#	Certification of Chief Financial Officer (902)

32.2#	Certification of Chief Financial Officer (902)

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*	Filed herewith.

**
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

ACCESS US OIL AND GAS, INC.

By: /s/ Michael Mattox
President
Dated: November 6, 2013

By: /s/ Charles McSwain
Principal financial officer
Dated: November 6, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	November 6, 2013
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	November 6, 2013
Charles McSwain