Form 10-K
period 2013-12-31
ACCESS US OIL & GAS, INC.
filed 2014-03-31
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2013

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________  to____________

Commission file number 0-54721

ACCESS US OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1035533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

673 Woodland Square Loop SE
Suite 302
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
$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding as of December 31, 2013

Common Stock, par value $0.0001	21,290,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1. BUSINESS

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

The Company has an agreement (“Agreement”) with Comanche Exploration Company LLC (“Comanche”) in which it obtained a percentage right to a land leasehold and the right and obligation to participate in oil drilling and mineral exploitation on that and other land. The Company has made $3,000,000 deposit on the Agreement, and is actively raising debt financing to satisfy its additional capital obligations under the Agreement. It also plans to enter into more oil drilling and pumping agreements with Comanche as additional capital is raised.

The Company

The Company is in the development stage and has sustained operating losses since inception. At December 31, 2013, the Company has an accumulated deficit of $960,695. The Company also has a loss from operations of $951,586 from April 23, 2012 (inception) through December 31, 2013.

Through December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

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

The Company currently has one employee.

Subsidiaries

The Company has no subsidiaries.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses without charge or expectation of repayment the offices of Charles McSwain, an officer and director of the Company. There is no written agreement between Mr. McSwain and the Company regarding such usage and the parties may terminate the arrangement at any time.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2013, 21,290,000 shares of common stock and no preferred stock were issued and outstanding.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

On April 30, 2012, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 20,000,000 common shares to two directors and officers for $2,000 in cash.

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

On December 9, 2013, 10,000 shares of common stock sold in public offering with a price of $0.03 per share to 1 subscriber for an aggregate of $300.

As of December 31, 2013, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

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

Through December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

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

Results of Operations and Financial Condition for the Period from the inception April 23, 2012 through December 31, 2013

The following is an analysis of the results of our operations for the period from the inception April 23, 2012 through December 31, 2013.

	Year Ended December 31,	From April 23, 2012 (Inception) through December 31,
	2013	2012	2013
Operating expenses:
General and administrative	$(319,230)	$(341,469)	$(660,699)
Professional expenses	(290,887)	-	(290,887)
Loss from operations	(610,117)	(341,469)	(951,586)
Other expenses:
Interest expense	(8,579)	(531)	(9,110)

Loss before income tax	(618,695)	(342,000)	(960,695)
Income tax expense	-	-	-
Net loss	$(618,695)	$(342,000)	$(960,695)

Basic and dilutted loss per common shares	$(0.03)	$(0.02)

Basic and dilutted weighted average common shares outstanding	20,868,795	19,605,159

We have not generated any revenues or incurred any cost of revenues as of December 31, 2013.  During the period from the inception April 23, 2012 through December 31, 2013, we had operating expenses of $951,586 which primarily represented expenses associated with obtaining our agreement with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

  During the twelve months ended December31, 2013, cash provided by operating activities was $725,381.  This was primarily the result of an increase in accounts payable of $1,341,837, partially offset by our net loss of $618,695.

 During the twelve months ended December 31, 2013, cash used in investing activities was $4,031,984, which comprised investments in and deposit to Comanche in the amount of $4,692,953, partially offset by a refund of $660,969.

During the twelve months ended December 31, 2013, cash provided by financing activities amounted to $4,307,700, which was the result of $4,165,000 in borrowings from a related party during the year. Of this amount received from the related party, $3,000,000 was invested in Comanche toward our oil exploration and drilling agreement; and $805,000 was paid to AUSA toward our promissory note agreement.

As of December 31, 2013, the Company had cash available of $1,002,866. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

Promissory Notes

On October 5, 2012, the Company entered into a promissory note agreement for borrowing $200,000 from an individual. The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issue.  The Company received $150,000 and $50,000 on October 5, 2012 and February 22, 2013 respectively. In connection with this note payable, the Company issued 400,000 shares of common stock to the individual on October 5, 2012 as an inducement to make the loan.

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

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of December 31, 2013, AUSA had advanced the Company an aggregate total of $695,000 to fund the project with Comanche.

On June 21, 2013, the Company borrowed $1,500,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,500,000 is due on demand and accrues interest at 5% per annum starting on June 21, 2013.

On October 14, 2013, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.

On September 3, 2013, the Company borrowed $500,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $500,000 is due on demand and accrues interest at 5% per annum starting on September 3, 2013.

On December 13, 2013, the Company borrowed $1,000,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on December 13, 2013.

On December 31, 2013, the Company borrowed $1,000,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on December 31, 2013.

As of December 31, 2013 the Company had cash available of $1,002,866.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Access US Oil & Gas, Inc.

Documents filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Accounting Firm

Financial Statements

Balance Sheets at December 31, 2013 and 2012

Statements of Operations for the year ended December 31, 2013 and the period from April 23, 2012 (Inception) through December 31, 2012; and the period from April 23, 2012 (Inception) through December 31, 2013.

Statement of Changes in Stockholders' Deficit for the period from April 23, 2012 (Inception) through December 31, 2013

Statements of Cash Flows for the year ended December 31, 2013, and the period from April 23, 2012 (Inception) to December 31, 2012; and the period from April 23, 2012 (Inception) through December 31, 2013.

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Access US Oil & Gas, Inc.

We have audited the accompanying balance sheets of Access US Oil & Gas, Inc. (a development stage company - the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2013; for the period from April 23, 2012 (Inception) through December 31, 2012; and for the period from April 23, 2012 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the period from April 23, 2012 (Inception) through December 31, 2012, and the period from April 23, 2012 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, LLP

Newport Beach, California

March 31, 2014

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
ASSETS	2013	2012
Current assets:
Cash	$1,002,866	$1,769
Total current assets	1,002,866	1,769

Prepaid deposits	339,031	500,000
Short-term investments	4,192,953	-
Total assets	$5,534,850	$501,769

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$1,430,075	$88,238
Due to related parties	4,695,000	530,000
Total current liabilities	6,125,075	618,238

Long term notes payable, net of discount	345,907	218,750
Total liabilities	6,470,982	836,988

Shareholders' Deficit
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,290,000 and 20,700,000 shares issued and outstanding as of December 31, 2013 and December 31,2012, respectively	2,129	2,070
Additional paid-in capital	22,434	4,711
Accumulated deficit	(960,695)	(342,000)
Total shareholders' deficit	(936,132)	(335,219)
Total liabilities and shareholders' deficit	$5,534,850	$501,769

See accompanying Notes to Financial Statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended December 31,	From April 23, 2012 (Inception) through December 31,
	2013	2012	2013
Operating expenses:
General and administrative	$(319,230)	$(341,469)	$(660,699)
Professional expenses	(290,887)	-	(290,887)
Loss from operations	(610,117)	(341,469)	(951,586)
Other expenses:
Interest expense	(8,579)	(531)	(9,110)

Loss before income tax	(618,695)	(342,000)	(960,695)
Income tax expense	-	-	-
Net loss	$(618,695)	$(342,000)	$(960,695)

Basic and dilutted loss per common shares	$(0.03)	$(0.02)

Basic and dilutted weighted average common shares outstanding	20,868,795	19,605,159

See accompanying Notes to Financial Statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 23, 2012 (Inception)	-	-	-	-	-
Issuance of founders stock on April 23, 2012	20,000,000	2,000	(2,000)		-
Redemption of common stock on September 7, 2012	(19,500,000)	(1,950)	-		(1,950)
Issuance of common stock on September 8, 2012	19,500,000	1,950	-		1,950
Issuance of common stock in connection with notes payable on October 5, 2012	400,000	40	3,856		3,896
Issuance of common stock in connection with notes payable on October 8, 2012	300,000	30	2,855		2,885
Net loss	-	-	-	(342,000)	(342,000)
Balance, December 31, 2012	20,700,000	2,070	4,711	(342,000)	(335,219)
Adjustment			82		82
Issuance of common stock on September 16, 2013	570,000	57	17,043		17,100
Issuance of common stock on September 25, 2013	10,000	1	299		300
Issuance of common stock on December 9, 2013	10,000	1	299		300
Net loss	-	-	-	(618,695)	(618,695)
Balance, December 31, 2013	21,290,000	$2,129	$22,434	$(960,695)	$(936,132)

See accompanying Notes to Financial Statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	From April 23, 2012 (Inception) through December 31,
	2013	2012	2013
Operating activities:
Net loss	$(618,695)	$(342,000)	$(960,695)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,239	531	2,770
Changes in operating assets and liabilities:
Accounts payable	1,341,837	88,238	1,430,075
Net cash used in operating activities	725,381	(253,231)	472,150

Investing activities:
Investments in Comanche Exploration, LLC	(3,000,000)		(3,000,000)
Deposits to Comanche Exploration, LLC	(1,692,953)	(500,000)	(2,192,953)
Refund of prepaid deposits from Comanche Exploration, LLC	660,969		660,969
Net cash used in investing activities	(4,031,984)	(500,000)	(4,531,984)

Financing activities:
Redemption of common stock	-	(1,950)	(1,950)
Proceeds from issuance of common stock	59	1,950	2,009
Proceeds from borrowings from related parties	4,970,000	530,000	5,500,000
Proceeds from payments to related parties	(805,000)	-	(805,000)
Proceeds from notes payable borrowing	125,000	225,000	350,000
Proceeds from shareholders' paid-in capital	17,641	-	17,641
Net cash generated by financing activities	4,307,700	755,000	5,062,700

Increase ( decrease) in cash and cash equivalents	1,001,097	1,769	1,002,866
Cash, beginning of the period	1,769	-	$-
Cash, end of the period	1,002,866	1,769	$1,002,866

Supplemental cash flow disclosure:
Cash paid for interest	6,340	-
Cash paid for income taxes	-	-

See accompanying Notes to Financial Statements.

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

The Company is in the development stage and is raising capital to invest in oil and gas exploration and drilling.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2013.

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

NOTE 2 - GOING CONCERN

The Company has incurred operating losses since inception and has negative cash flows from operations.  It also has an accumulated deficit of $960,695 as of December 31, 2013.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

NOTE 3 – DEPOSITS AND OTHER ASSETS

On October 17, 2012, the Company entered into the Orion Mississippian Project agreement with Comanche Exploration Company, LLC (“Comanche”), an oil exploration and drilling company, to develop and drill wells.  The Company agreed to acquire a 12.5% interest in the project comprising four initial wells for a total estimated investment of $3,812,500.  On December 15, 2012, the Company made the refundable security deposit of $500,000. The amount has been recorded as deposits on the accompanying balance sheet as of December 31, 2012.

On January 31, 2013, the Company made the second refundable security deposit of $500,000 as collateral to Comanche.

On June 21, 2013, the Company made the initial investment of $1,500,000 to Comanche for the estimated Authority for Expenditure (“AFE”) of $2,339,031. The amount is in short-term investments on the accompanying balance sheet as of December 31, 2013.

On June 26, 2013, the Company received a deposit refund of $160,969.

On September 4, 2013, the Company made the second investment of $500,000 to receive a deposit refund.

On September 5, 2013, the Company received a deposit refund of $500,000.

On December 6, 2013, the Company agreed to pay to Comanche the sum of Seven Hundred Fifty and No/100 Dollars ($750.00) per net mineral acre for an undivided twenty-one percent (21%) interest in the Leases owned or held by Comanche, instead of the previous twelve and one half percent (12.5%).

On December 17, 2013, the Company made the third investment of $1,000,000 to Comanche. This amount is included in short-term investments on the accompanying balance sheet as of December 31, 2013.

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

As of December 31, 2013, the Company had $1,192,953 account payable to the Comanche project.

As of December 31, 2013, the Comanche project had started drilling on the first of four initial wells, but not produced yet.  The Company accounts for its investment in the Comanche project under the cost method.

NOTE 4 – DUE TO RELATED PARTY

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of December 31, 2013, AUSA had advanced the Company an aggregate total of $695,000 to fund the project with Comanche.

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $7,500,000; which accrue interest at 5% per annum commencing on June 21, 2013. As of December 31, 2013, the outstanding principal balance under the credit agreement was $1,500,000.

On September 3, 2013, the Company borrowed $500,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $500,000 is due on demand and accrues interest at 5% per annum starting on September 3, 2013.

On December 13, 2013, the Company borrowed $1,000,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on December 13, 2013.

On December 31, 2013, the Company borrowed $1,000,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on December 31, 2013.

As of December 31, 2013, Orion I had advanced the Company an aggregate total of $3,000,000 to fund the project with Comanche.

NOTE 5 – LONG TERM NOTES PAYABLE

On October 5, 2012, the Company entered into a promissory note agreement for borrowing $200,000 from an individual. The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issue. The Company received $150,000 and $50,000 on October 5, 2012 and February 22, 2013 respectively. In connection with this note payable, the Company issued 400,000 shares of common stock to the individual on October 5, 2012 as an inducement to make the loan.

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

On October 14, 2013, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense during the year ended December 31, 2013 amounted to $2,770, and the remaining discount amounted to $4,093 as of December 31, 2013 which will be amortized through October 2015.

Future scheduled maturities of these notes payable are as follows for the years ended December 31.

2013	$-
2014	112,500
2015	175,000
2016	62,500
$350,000
Unamortized discount	$(4,093)
Total	$345,907

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

On December 9, 2013, the Company issued 10,000 shares of common stock to public to 1 subscriber with a price of $0.03 per share for an aggregate of $300.

As of December 31, 2013, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

On January 2, 2014, the Company deposited an additional $1,000,000 to invest in the Comanche project. This $1,000,000 was borrowed from Orion I on December 31, 2013.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

The determination that our disclosure controls and procedures were not effective as of December 31, 2013 was a result of:

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

Changes in Internal Control Over Financial Reporting

The Company effected a change in control on September, 2012, resulting in the resignation of the then officers and directors. New officers and directors are now in charge of the Company's internal controls over financial reporting but have not made any changes during its fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Under the direction of our principal executive officer and principal financial and accounting officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed to be not effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted non-accelerated filers from the auditor attestation requirement.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Position	Year Commenced	Age

Michael Mattox	President, Director	2012	55
Charlesl A. McSwain	Secretary and Treasurer, Director	2012	66

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

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors. The board of directors consists of two directors. At such time that the Company has a larger, board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Michael Mattox	2012	-	-	-	-	-
President and Director
Charles McSwain	2012	-	-	-	-	-
Secretary, Treasurer and Director

As of December 31, 2013, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of other financing or funding) the Company may compensate officers and employees.

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company and/or the mergers. Accordingly, the Company has not recorded any compensation expense in respect to any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing.  However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adapted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company.

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

	Number of Shares of	Percent of
Name/Position	Common Stock	Class (1)

Michael Mattox	9,750,000	45.79%
President and Director

Charles McSwain	9,750,000	45.79%
Secretary, Treasurer and
Director

Total owned by officers and directors (2 persons)	19,500,000	91.59%
______________
(1) Based upon 21,290,000 shares outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements amounted to $37,440 for the year ended December 31, 2013.

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the year ended December 31, 2013. The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

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
Dated: March 31, 2014

By: /s/ Charles McSwain
Principal financial officer
Dated: March 31, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	March 31, 2014
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	March 31, 2014
Charles McSwain