Form 10-Q
period 2014-03-31
ACCESS US OIL & GAS, INC.
filed 2014-05-06
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended March 31, 2014

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to _____________

Commission File Number: 0-54721

ACCESS US OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1035533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

673 Woodland Square Loop SE
Suite 320
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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes   [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.0001	21,290,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

ITEM 1. Financial Statements

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS:	Unaudited
Current assets:
Cash	$10,599	$1,002,866
Total current assets	10,599	1,002,866

Prepaid deposits	339,031	339,031
Short-term investments	4,192,953	4,192,953
Total assets	$4,542,583	$5,534,850

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$488,340	$1,430,075
Due to related parties	4,775,000	4,695,000
Total current liabilities	5,263,340	6,125,075

Long term notes payable, net of discount	346,465	345,907
Total liabilities	5,609,805	6,470,982

Shareholders' Deficit
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,290,000 and 21,290,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,129	2,129
Additional paid-in capital	22,434	22,434
Accumulated deficit	(1,091,785)	(960,695)
Total shareholders' deficit	(1,067,222)	(936,132)
Total liabilities and shareholders' deficit	$4,542,583	$5,534,850

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		From Inception (April 23, 2012) through March 31,
	2014	2013	2014
Operating expenses:
General and administrative	$(110,528)	$(201,556)	$(771,226)
Professional expenses	(20,004)	-	(310,891)
Loss from operations	(130,532)	(201,556)	(1,082,117)
Other expenses:
Interest expense	(558)	(829)	(9,668)

Loss before income tax	(131,090)	(202,384)	(1,091,785)
Income tax expense	-	-	-
Net loss	$(131,090)	$(202,384)	$(1,091,785)

Basic and diluted loss per common shares	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	20,952,110	20,700,000

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

ACCESS US OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,		From April 23, 2012 (Inception) through March 31,
	2014	2013	2014
Operating activities:
Net loss	$(131,090)	$(202,384)	$(1,091,785)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	558	552	3,328
Changes in operating assets and liabilities:
Accounts payable	58,265	31,196	488,340
Net cash used in operating activities	(72,267)	(170,636)	(600,117)

Investing activities:
Investments in Comanche Exploration, LLC	(1,000,000)	-	(4,000,000)
Deposits to Comanche Exploration, LLC	-	(500,000)	(1,192,953)
Refund of prepaid deposits from Comanche Exploration, LLC	-	-	660,969
Net cash used in investing activities	(1,000,000)	(500,000)	(4,531,984)

Financing activities:
Redemption of common stock	-	-	(1,950)
Proceeds from issuance of common stock	-	-	2,009
Proceeds from borrowings from related parties	80,000	620,000	5,580,000
Proceeds from payments to related parties	-	-	(805,000)
Proceeds from notes payable borrowing	-	50,000	350,000
Proceeds from shareholders' paid-in capital	-	-	17,641
Net cash generated by financing activities	80,000	670,000	5,142,700

Increase ( decrease) in cash	(992,267)	(636)	10,599
Cash, beginning of the period	1,002,866	1,769	-
Cash, end of the period	10,599	1,133	10,599

Supplemental cash flow disclosure:
Cash paid for interest	6,340	277	6,340
Cash paid for income taxes	-	-	-

 The accompanying notes to condensed financial statements are an integral part of these condensed statements.

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

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014; and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 6, 2014.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2014.

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

The Company's financial instruments consisted of cash, short-term investment, related party advances, and notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

2 - GOING CONCERN

The Company has incurred operating losses since inception and has negative cash flows from operations.  It also has an accumulated deficit of $1,091,785 as of March 31, 2014.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

On January 2, 2014, the Company made the fourth investment of $1,000,000 to Comanche.

As of March 31, 2014, the Company had $192,953 account payable to the Comanche project.

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

As of March 31, 2014, the Comanche project had started drilling on the first of four initial wells, but not produced yet.  The Company accounts for its investment in the Comanche project under the cost method.

DUE TO RELATED PARTY

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of March 31, 2014, AUSA had advanced the Company an aggregate total of $775,000 to fund the project with Comanche.

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $7,500,000; which accrue interest at 5% per annum commencing on June 21, 2013. As of March 31, 2014, the outstanding principal balance under the credit agreement was $4,000,000.

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

As of March 31, 2014, Orion I had advanced the Company an aggregate total of $4,000,000 to fund the project with Comanche.

As of March 31, 2014, the Company has accrued interest payable of $185,251 and $100,137 payable to Access The USA, LLC and Orion Oil & Gas I, LLP.

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

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense during the year ended March 31, 2014 amounted to $3,328, and the remaining discount amounted to $3,535 as of March 31, 2014 which will be amortized through October 2015.

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

As of March 31, 2014, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

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

Through March 31, 2014, the Company had not generated revenues and had no income or cash flows from operations.  As a result, there is substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on the Company’s ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

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

Results of Operations and Financial Condition for the Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

For the three month periods ended March 31, 2014 and 2013, the Company had no revenue. Operating expenses for the three month periods ended March 31, 2014 and 2013 were $130,532 and $201,556, respectively. Operating expenses primarily represented expenses associated with obtaining our agreements with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Investment in Comanche

As of March 31, 2014, the Company has invested $4,192,953 into Comanche Exploration Company, LLC for oil and gas drilling projects, and the project has not yet generated any revenue.

Liquidity and Capital Resources

During the three months period ended March 31, 2014, net cash used in operations amounted to $72,267.  This was primarily the result of our net loss of $131,090, partially offset by an increase in accounts payable of $58,265.

During the three months period ended March 31, 2014, net cash used in investing activities was $1,000,000, which comprised investments in and deposit to Comanche in the amount of $1,000,000.

During the three months period ended March 31, 2014, net cash provided by financing activities amounted to $80,000, which was the result of $80,000 in borrowings from a related party during the year.

As of March 31, 2014, the Company had cash available of $10,599. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

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

The determination that our disclosure controls and procedures were not effective as of March, 2014 was a result of:

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
Dated: April 30, 2014

By: /s/ Charles McSwain
Principal financial officer
Dated: April 30, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	April 30, 2014
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	April 30, 2014
Charles McSwain