Form 10-Q
period 2014-06-30
ACCESS US OIL & GAS, INC.
filed 2014-08-14
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended June 30, 2014

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________  to __________

Commission File Number: 0-54721

ACCESS US OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1035533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

673 Woodland Square Loop SE
Suite 320
Lacey, Washington 98503
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: 206-792-7575

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [  ] Yes   [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2014

Common Stock, par value $0.0001	21,290,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

ITEM 1. Financial Statements

ACCESS US OIL & GAS, INC
CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS:	Unaudited
Current assets:
Cash	$16,677	$1,002,866
Accounts Receivable-Comanche Investment	87,129	-
Total current assets	103,806	1,002,866

Prepaid deposits	339,031	339,031
Short-term investments	4,336,370	4,192,953
Total assets	$4,779,207	$5,534,850

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$691,370	$1,430,075
Due to related parties	4,865,000	4,695,000
Total current liabilities	5,556,370	6,125,075

Long term notes payable, net of discount	347,023	345,907
Total liabilities	5,903,393	6,470,982

Shareholders' Deficit
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,290,000 and 21,290,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2,129	2,129
Additional paid-in capital	22,434	22,434
Accumulated deficit	(1,148,749)	(960,695)
Total shareholders' deficit	(1,124,186)	(936,132)
Total liabilities and shareholders' deficit	$4,779,207	$5,534,850

The accompanying notes are an integral part of these condensed financial statements.

ACCESS US OIL & GAS, INC
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
			Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Oil and Gas Sales	$87,129	$-	$87,129	$-
Operating expenses:
General and administrative	(112,504)	(161,161)	(223,032)	(362,716)
Professional expenses	(31,031)	-	(51,035)	-
Loss from operations	(56,406)	(161,161)	(186,938)	(362,716)
Other expenses:
Interest expense	(558)	(2,916)	(1,116)	(3,745)

Loss before income tax	(56,964)	(164,077)	(188,054)	(366,461)
Income tax expense	-	-	-	-
Net loss	$(56,964)	$(164,077)	$(188,054)	$(366,461)

Basic and diluted loss per common shares	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	21,290,000	20,700,000	21,290,000	20,700,000

The accompanying notes are an integral part of these condensed financial statements.

ACCESS US OIL & GAS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2014	2013
Operating activities:
Net loss	$(188,054)	$(366,461)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,116	1,104
Changes in operating assets and liabilities:
Accounts Receiable-Comanche investment	(87,129)
Accounts payable	261,295	69,904
Net cash used in (provide by) operating activities	(12,772)	(295,453)

Investing activities:
Investments in Comanche Exploration, LLC	(1,143,417)	(1,500,000)
Deposits to Comanche Exploration, LLC	-	(500,000)
Refund of prepaid deposits from Comanche Exploration, LLC	-	160,969
Net cash used in investing activities	(1,143,417)	(1,839,031)

Financing activities:
Proceeds from borrowings from related parties	170,000	2,090,000
Proceeds from shareholders' paid-in capital	-	50,000
Net cash generated by financing activities	170,000	2,140,000

Increase ( decrease) in cash	(986,189)	5,516
Cash, beginning of the period	1,002,866	1,769
Cash, end of the period	16,677	7,285

Supplemental cash flow disclosure:
Cash paid for interest	6,340	2,641
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these condensed financial statements

ACCESS US OIL & GAS, INC.
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

The Company is starting receiving revenue by investing in oil exploration and drilling.

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014; and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on April 15, 2014.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2014 and December 31, 2013.

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

REVENUE RECOGNITION

Substantially all of the Company’s revenue is from sales of oil and gas production and is recognized based on sales or delivery date completed by the operating company.

According to the operating agreement with Comanche, Comanche should assign the net revenue interest to the Company not be less than 77% net revenue interest.

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

The Company's financial instruments consisted of cash, accounts receivable, short-term investment, related party advances, and notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

               In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

 2 - GOING CONCERN

The Company has incurred operating losses since inception and has negative cash flows from operations.  It also has an accumulated deficit of $1,148,749 as of June 30, 2014.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

3 – DEPOSITS AND OTHER ASSETS

On October 17, 2012, the Company entered into the Orion Mississippian Project agreement with Comanche Exploration Company, LLC (“Comanche”), an oil exploration and drilling company, to develop and drill wells.  The Company agreed to acquire a 12.5% interest in the project comprising four initial wells for a total estimated investment of $3,812,500.  On December 15, 2012, the Company made the refundable security deposit of $500,000. The amount has been recorded as deposits on the accompanying balance sheet since December 31, 2012.

On January 31, 2013, the Company made the second refundable security deposit of $500,000 as collateral to Comanche.

On June 21, 2013, the Company made the initial investment of $1,500,000 to Comanche for the estimated Authority for Expenditure (“AFE”) of $339,031 as of 12/31/2013. The amount is in short-term investments on the accompanying balance sheet as of December 31, 2013.

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

As of June 30, 2014, the Company had $143,417 account payable to the Comanche project.

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

As of June 30, 2014, the Comanche project had started drilling on the first of four initial wells, produced average 250 barrels oil per day.  The Company accounts for its investment in the Comanche project under the cost method.

4 –DUE TO RELATED PARTY

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.  As of June 30, 2014, AUSA had advanced the Company an aggregate total of $865,000 to fund the project with Comanche.

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

As of June 30, 2014, Orion I had advanced the Company an aggregate total of $4,000,000 to fund the project with Comanche.

As of June 30, 2014, the Company has accrued interest payable of $61,105 and $149,452 payable to Access the USA, LLC and Orion Oil & Gas I, LLP.

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

On October 14, 2013, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issuance.

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense during the year ended June 30, 2014 amounted to $3,886, and the remaining discount amounted to $2,977 as of June 30, 2014 which will be amortized through October 2015.

6 - COMMON STOCK

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

As of June 30, 2014, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

7 –OIL AND GAS PROPERTIES

In October 2012, the Company acquired a 50% working interest in an exploratory oil and gas drilling prospect covering 6,500 acres in Major County, Texas, for $2,437,500 as expected cost.

In December 2012, the Company reduced working interest from 50% to 12.5% by an amendment covering 6,500 acres in Major County, Texas, for $609,375 as expected cost.

In December 2013, the Company increased working interest from 12.5% to 21% by an amendment covering 10,000 acres in Major County, Texas, for $1,575,000 as expected cost.

In December 2013, the operator of the Company’s Major County prospect began drilling.

In March 2014, the operator of the Company’s Major County prospect began fracturing operations.

As of May 6, 2014, the oil and gas start flowing.

As of June 30, 2014, the Company has not received any revenue distribution from the operator. The Company recorded the expected proceeds from sales oil and gas of $87,129 as accounts receivable.

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

Anadarko Basin – Mississippian Formation

In December 2013, the Company acquired 21% working interest (77% net recenue interest) in the oil and gas leases, wells and attendant production in the Anadarko Basin Mississippian formation, Oklahoma, Texas, from Comanche Exploration Company, LLC.

The Mississippian formation has one producing well that has produced a total of  5,436.98 bbls as of June 30, 2014 with estimated total remaining recoverable proved developed producing reserves of 114,470,000 bbls oil, 3,041,367,000 cfs gas and 309,090,000 bbls natural liquid gas. The currently producing approximately is 180 bbls per day.

Results of Operations and Financial Condition for the Three and Six Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The company commenced revenue producing oil and gas operations effective as of June 30, 2014. During the three month period ended June 30, 2014, the company had $9,899.58 and $76,288.14 of oil revenue for May and June, respectively, also had $941.57 of gas revenue, all of which was oil and gas sales derived from our 21% working interest in the Mississippian formation which we acquired effective as of May 6, 2014. The company had no revenue during the prior year periods.

For the three and six month periods ended June 30, 2014 and 2013, the Company had operating expenses for the three month periods ended June 30, 2014 and 2013 were $56,406 and $161,161, respectively. Operating expenses for the six month periods ended June 30, 2014 and 2013 were operating expenses primarily represented expenses associated with obtaining our agreements with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Investment in Comanche

As of June 30, 2014, the Company has invested $4,336,370 into Comanche Exploration Company, LLC for oil and gas drilling projects.

Liquidity and Capital Resources

During the six months period ended June 30, 2014, net cash used in operations amounted to $12,772.  This was primarily the result of our net loss of $188,054, partially offset by an increase in accounts payable of $261,295.

During the six months period ended June 30, 2014, net cash used in investing activities was $1,143,417, which comprised investments in and deposit to Comanche in the amount of $1,143,417.

During the six months period ended June 30, 2014, net cash provided by financing activities amounted to $170,000, which was the result of $170,000 in borrowings from a related party during the year.

As of June 30, 2014, the Company had cash available of $16,677. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

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

The determination that our disclosure controls and procedures were not effective as of June 30, 2014 was a result of:

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

Management, with the participation the Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in internal controls over financial reporting occurred during the six months ended June 30, 2014. Based on that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ACCESS US OIL AND GAS, INC.

By: /s/ Michael Mattox
President
Dated: August 14, 2014

By: /s/ Charles McSwain
Principal financial officer
Dated: August 14, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	August 14, 2014
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	August 14, 2014
Charles McSwain