Form 10-Q
period 2014-09-30
ACCESS US OIL & GAS, INC.
filed 2014-11-14
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly ended September 30, 2014

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 14, 2014

Common Stock, par value $0.0001	21,290,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

ITEM 1. Financial Statements

ACCESS US OIL & GAS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	Unaudited	Audited
ASSETS:
Current assets:
Cash	$1,579	$1,002,866
Accounts receivable-Comanche Investment	399,578	-
Total current assets	401,157	1,002,866

Prepaid deposits	339,031	339,031
Short-term investments	7,000,000	4,192,953
Total assets	$7,740,188	$5,534,850

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$430,255	$1,430,075
Due to related parties	7,930,000	4,695,000
Total current liabilities	8,360,255	6,125,075

Long term notes payable, net of discount	347,581	345,907
Total liabilities	8,707,836	6,470,982

Shareholders' Deficit
	-	-
Preferred stock, par value $0.0001 per share, 20,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 21,290,000 and 21,290,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2,129	2,129
Additional paid-in capital	22,434	22,434
Accumulated deficit	(992,212)	(960,695)
Total shareholders' deficit	(967,649)	(936,132)
Total liabilities and shareholders' deficit	$7,740,188	$5,534,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCESS US OIL & GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil and Gas Sales	$291,434	$-	$399,578	$-

Operating expenses:
General and administrative	150,539	90,341	373,571	252,404
Professional expenses	4,814	40,705	55,849	241,358
Total operating expenses	155,353	131,046	429,420	493,762

Income (Loss) from operations	136,081	(131,046)	(29,842)	(493,762)
Other expenses:
Interest expense	(558)	(4,251)	(1,674)	(7,996)

Income (Loss) from income tax	135,523	(135,297)	(31,516)	(501,758)
Income tax expense	-	-	-	-
Net income( loss)	$135,523	$(135,297)	$(31,516)	$(501,758)

Basic and diluted income (loss) per common shares	$0.00	$(0.01)	$0.00	$(0.02)

Basic and diluted weighted average common shares outstanding	21,049,028	20,729,414	21,290,000	20,729,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCESS US OIL & GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2014	2013
Operating activities:
Net loss	$(31,516)	$(501,758)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,674	1,656
Changes in operating assets and liabilities:
Accounts Receivable-Comanche	(399,578)	-
Accounts payable	336,550	112,501
Net cash used in operating activities	(92,870)	(387,601)

Investing activities:
Investments in Comanche Exploration, LLC	(4,143,417)	(2,000,000)
Deposits to Comanche Exploration, LLC	-	(500,000)
Refund of prepaid deposits from Comanche Exploration, LLC	-	660,969
Net cash used in investing activities	(4,143,417)	(1,839,031)

Financing activities:
Proceeds from issuance of common stock	-	58
Proceeds from borrowings from related parties	3,235,000	2,180,000
Proceeds from shareholders' paid-in capital	-	17,342
Proceeds from notes payable borrowing		125,000
Net cash provided by financing activities	3,235,000	2,322,400

Increase (decrease) in cash	(1,001,287)	95,768
Cash, beginning of the period	$1,002,866	$1,769
Cash, end of the period	$1,579	$97,537

Supplemental cash flow disclosure:
Cash paid for interest	$6,340	$6,340
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

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

The Company is starting to receive revenue from its oil exploration and drilling since May 2014.

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP").

In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014; and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 15, 2014.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2014 and December 31, 2013.

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

CASH EQUIVALENTS POLICY

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2014.

REVENUE RECOGNITION

Substantially all of the Company’s revenue is from sales of oil and gas production and is recognized based on sales or delivery date completed by the operating company.

According to the operating agreement with Comanche, the Leasehold acquired by the Company shall be delivered to the Company at 77% net revenue interest (21%).

INCOME/LOSS PER COMMON SHARE

The basic income/loss per share is the same as the diluted income/loss per share as there are no potentially dilutive shares. The income/loss per share is computed by dividing the net income/loss by the weighted average number of common shares outstanding during the period. Diluted income/loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the income/loss of the entity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

             In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

 2 - GOING CONCERN

The Company has incurred operating losses since inception and has negative cash flows from operations.  It also has an accumulated deficit of $992,211 as of September 30, 2014.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

3 –PREPAID DEPOSITS AND SHORT-TERM INVESTMENT

On October 17, 2012, the Company entered into the Orion Mississippian Project agreement with Comanche Exploration Company, LLC (“Comanche”), an oil exploration and drilling company, to develop and drill wells.  The Company agreed to acquire a 12.5% interest in the project comprising four initial wells for a total estimated investment of $3,812,500.  On December 15, 2012, the Company made the refundable security deposit of $500,000. The amount has been recorded as deposits on the accompanying balance sheet.

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

                On August 5, 2014, the Company made the fifth investment of $1,000,000 to Comanche.

On August 27, 2014, the Company made the sixth investment of $500,000 to Comanche.

On September 4, 2014, the Company made the seventh investment of $1,000,000 to Comanche.

On September 26, 2014, the Company made the eighth investment of $500,000 to Comanche.

As of September 30, 2014, the Company had made a cumulative investment total of $7,000,000 to Comanche.

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

As of September 30, 2014, the Comanche project had started drilling on the fourth of four initial wells, and the first well now is producing average 250 barrels oil per day.  The Company accounts for its investment in the Comanche project under the cost method.

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

On July 7, 2014, the Company borrowed $10,000 and entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership. Under the terms of the agreement, $10,000 is due on demand and accrues interest at 5% per annum starting on July 7, 2014.

 On July 14, 2014, the Company borrowed $10,000 and entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership. Under the terms of the agreement, $10,000 is due on demand and accrues interest at 5% per annum starting on July 14, 2014.

On August 4, 2014, the Company borrowed $1,000,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on December 31, 2013.

On August 13, 2014, the Company borrowed $15,000 and entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership. Under the terms of the agreement, $15,000 is due on demand and accrues interest at 5% per annum starting on August 13, 2014.

On August 27, 2014, the Company borrowed $500,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on December 31, 2013. The Company also borrowed $10,000 and entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership. Under the terms of the agreement, $10,000 is due on demand and accrues interest at 5% per annum starting on August 27, 2014.

On September 3, 2014, the Company borrowed $1,000,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on September 3, 2014.

On September 5, 2014, the Company borrowed $10, 000 and entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership. Under the terms of the agreement, $10,000 is due on demand and accrues interest at 5% per annum starting on September 5, 2014.

On September 10, 2014, the Company borrowed $10, 000 and entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership. Under the terms of the agreement, $10,000 is due on demand and accrues interest at 5% per annum starting on September 10, 2014.

On September 25, 2014, the Company borrowed $500,000 and entered into a promissory note agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership. Under the terms of the agreement, $1,000,000 is due on demand and accrues interest at 5% per annum starting on December 31, 2013.

As of September 30, 2014, Orion I had advanced the Company an aggregate total of $7,000,000 to fund the project with Comanche.

As of September 30, 2014, the Company has accrued interest payable of $72,319 and $213,493 payable to Access the USA, LLC and Orion Oil & Gas I, LLP.

As of November 10, 2014, the Company has received the payment of $210,434 from Comanche Exploration, LLC.

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

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense during the year ended September 30, 2014 amounted to $4,444, and the remaining discount amounted to $2,419 as of September 30, 2014 which will be amortized through October 2015.

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

As of September 30, 2014, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

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

As of September 30, 2014, the third well has been fracking.

As of September 30, 2014, the Company has not received any revenue distribution from the operator. The Company recorded the expected proceeds from sales oil and gas of $399,578 as accounts receivable.

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

Results of Operations and Financial Condition for the Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

The company commenced revenue producing oil and gas operations effective as of September 30, 2014. During the three month period ended September 30, 2014, the company had $291,434 of oil and gas revenue, which was oil and gas sales derived from our 21% working interest in the Mississippian formation which we acquired effective as of May 6, 2014. The company had no revenue during the prior year periods.

For the three and nine month periods ended September 30, 2014 and 2013, the Company’s operating expenses for the three month periods ended September 30, 2014 and 2013 were $155,353 and $131,046, respectively. Operating expenses for the nine month periods ended September 30, 2014 and 2013 were $429,420 and $493,762 primarily represented expenses associated with obtaining our agreements with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Investment in Comanche

As of September 30, 2014, the Company has invested $7,000,000 into Comanche Exploration Company, LLC for oil and gas drilling projects.

Liquidity and Capital Resources

During the nine months period ended September 30, 2014, net cash used in operations amounted to $92,870.  This was primarily the result of our net loss of $31, 516 and increase in accounts receivable, partially offset by an increase in accounts payable of $336,549.

During the nine months period ended September 30, 2014, net cash used in investing activities was $4,143,417, which comprised investments in and deposit to Comanche in the amount of $4,143,417.

During the nine months period ended September 30, 2014, net cash provided by financing activities amounted to $3,235,000, which was the result of $3,235,000 in borrowings from a related party during the year.

As of September 30, 2014, the Company had cash available of $1,579. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

The determination that our disclosure controls and procedures were not effective as of September 30, 2014 was a result of:

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

Management, with the participation the Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in internal controls over financial reporting occurred during the nine months ended September 30, 2014. Based on that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ACCESS US OIL AND GAS, INC.

By: /s/ Michael Mattox
President
Dated: October 15, 2014

By: /s/ Charles McSwain
Principal financial officer
Dated: October 15, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	October 15, 2014
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	October 15, 2014
Charles McSwain