Form 10-K
period 2014-12-31
ACCESS US OIL & GAS, INC.
filed 2015-04-15
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2014

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding as of December 31, 2014

Common Stock, par value $0.0001	21,290,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, our market, strategy, competition, development plans, financing, revenues, operations and compliance with applicable laws. These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. Market data used throughout this report is based on published third party reports or the good faith estimates of management, which estimates are presumably based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I
ITEM 1. BUSINESS

GENERAL

Access US Oil & Gas, Inc. (the "Company") was incorporated on April 23, 2012 under the laws of the State of Delaware. On September 7, 2012, the shareholders of the Company and the Board of Directors unanimously approved the change of the Registrant's name from Gumtree Acquisition Corporation to Access US Oil & Gas, Inc.

On January 2, 2014, the Company closed on its largest purchase to date which consisted of a 21% non-operated working interest in 10,000 net leasehold acres located in the Mississippian Lime Osage play in Major and Dewey Counties, Oklahoma, at an adjustable purchase price of $1.575 million.

The Company is involved in the acquisition, management and development of non-operated oil and natural gas properties, including wells located on the Company’s leasehold acreage. The Company’s leasehold properties are located primarily in Oklahoma. The majority of the Company’s oil, natural gas liquid and natural gas production  is from wells located in Oklahoma.

The Company’s office is located at 673 Woodland Square Loop SE Ste320, Lacey, WA 98503; telephone- (206)792-7575. The Company’s website is www.ausog.com.

The Company files periodic reports with the SEC on Forms 10-Q and 10-K. These forms, the Company’s annual report to shareholders and current press release are available free of charge on our website as soon as reasonably practicable after they are filed with the SEC or made available to the public.

Materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains and internet website at www.sec.gov that contains reports and other information regarding the Company that has been filed electronically with the SEC, including this Form 10-K.

BUSINESS STRATEGY

Most of the Company’s revenues are derived from the production and sale of oil, natural gas liquid and natural gas (see Item 8 – “Financial Statements and Supplementary Data”). The Company’s oil and natural gas properties, including its leasehold acreage and working interest in producing wells are located mainly in Oklahoma （see Item –“Properties”）. Exploration and development of the Company’s oil and natural gas properties are conducted in association with oil and natural gas exploration and production companies, primarily larger independent companies. The Company does not operate any of its oil and natural gas properties, but has been an active working interest participant for 2 years in wells drilled on the Company’s leasehold acres. The majority of the Company’s drilling participations are on properties located in Oklahoma.

PRINCIPAL PRODUCTS AND MARKETS

The Company’s principal products, in order of revenue generated, are crude oil, natural gas liquid and natural gas. These products are sold to various purchasers, which service the areas where the Company’s producing wells are located. Since the Company does not operate any of the wells in leasehold acres, it relies on the operating expertise of Comanche Exploration Company LLC which operates the wells in which the Company owns interests. Comanche Exploration Company LLC has expertise in the drilling and completion of new wells and producing well operations. Natural gas and NGL sales are principally handled by the well operator Comanche Exploration Company LLC.  Payment for natural gas and NGL sold is received by the Company from Comanche Exploration Company LLC. Crude oil sales are handled by well operator Comanche Exploration Company LLC and payment for oil sold is received by the Company from the well operator Comanche Exploration Company LLC.

Price of oil, NGL and natural gas are dependent on numerous factors beyond the control of the Company, including supply and demand, competition, weather, international events and circumstances, actions taken by OPEC, and economic, political and regulatory developments. Since demand for natural gas is generally highest during winter months, prices received for the Company’s natural gas production are subject to seasonal variations.

COMPETITIVE BUSINESS CONDITIONS

The oil and natural gas industry is highly competitive, particularly in the search for new oil, NGL and natural gas reserves. Many factors affect the Company’s competitive position and the market for its products, which are beyond its control. Some of these factors include: the quantity and price of foreign oil imports; domestic supply of oil, NGL and natural gas; changes in prices received for oil, NGL and natural gas production; business and consumer demand for refined oil products, NGL and natural gas; and the effects of federal and state regulation of the exploration for, production of and sales of oil, NGL and natural gas (see Item 1A – “Risk Factors”). Changes in any of these factors can have a dramatic influence on the price the Company receives for its oil, NGL and natural gas production.

The Company does not operate any of the wells in which it has an interest; rather it relies on Comanche Exploration Company LLC with its greater resources, staff, equipment, research and experience for operation of wells both in the drilling and production phases.  The Company’s business strategy is to use its strong financial base and its leasehold acreage ownership to expanding its business range to all the core on-shore oil formations in the near future.

REGULATION

All of the Company’s well interests and non-producing properties are located on-shore in the contiguous United States. Crude oil, NGL and natural gas production is subject to various taxes, such as gross production taxes and ad valorem taxes.

States require permits for drilling operations, drilling bonds and reports concerning operations and impose other regulations relating to the exploration for and production of oil, NGL and natural gas. These states also have regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties and the regulation of spacing, plugging and abandonment of wells. These regulations vary from state to state. As previously discussed, the Company must rely on its well operators Comanche Exploration Company LLC to comply with government regulations.

ENVIRONMENTAL MATTERS

As the Company is directly involved in the extraction and use of natural resources, it is subject to various federal, state and local laws and regulations regarding environmental and ecological matters. Compliance with these laws and regulations may necessitate significant capital outlays. The Company does not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry. Current discussions involving the governance of hydraulic fracturing in the future could have a material impact on the Company. Since the Company does not operate any wells in which it owns an interest, actual compliance with environmental laws is controlled by the well operator Comanche Exploration Company LLC, with the Company being responsible for its proportionate share of the costs involved. As such, to its knowledge, the Company is not aware of any instances of non-compliance with existing laws and regulations. Absent an extraordinary event, any noncompliance is not likely to have a material adverse effect on the financial condition of the Company. Although the Company is not fully insured against all environmental risks, insurance coverage is maintained at levels which are customary in the industry.

EMPLOYEES

At December 31, 2014, te Company has one employee.

SUBSIDIARIES

The Company has no subsidiaries.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed

Exploration for oil and gas is speculative by its very nature, and involves a high risk of loss.

A large number of wells are dry holes; and others do not produce oil or gas in sufficient quantities to make them commercially profitable to complete and/or produce. Many risks are involved that experience, knowledge, scientific information and careful evaluation cannot avoid. Therefore, we must be prepared to lose substantially all of their capital contribution as there can be no assurance that the drilling of additional wells in any projects or reworking any existing wells acquired and drilling any additional wells will result in oil or gas production or that production, if obtained, will be profitable for our company. Oil and gas wells sometimes experience production decline that is rapid and irregular. Initial production from a well, if any, after drilling or reworking does not accurately indicate any consistent level of production to be derived therefrom.

We are subject to risks of Oil and Gas Exploration that adversely impact our business

The Company will be subject to the risks generally incident to the exploration and production and delivery of oil and gas including changes in international, national and local economic conditions, changes in the demand for or supply of oil and gas, delivery constraints, the availability and cost of drilling equipment, unanticipated holding costs, the availability and cost of necessary utilities and services, tax changes, changes in operating expenses, changes in governmental rules and fiscal policies, changes in land use regulations, environmental controls, acts of God (which may result in uninsured losses) and other factors beyond the control of the Company.

Certain expenditures associated with oil and gas exploration investments are fixed (Principally drilling costs and maintenance costs) and are not necessarily decreased by events adversely affecting our income from such investments. The Company’s ability to meet its obligations will depend on factors such as these and no assurance of profitable operations can be given. In addition, any unexpected increase in capital expenditures for drilling, reworking or maintenance for any of the projects could affect the profitability of the Company.

Cost Overruns will increase operation expense, which will damage the profitability of the Company

Cost overruns may be encountered as a result of numerous factors, including not only the delay in the development process, but also the failure of certain contracted parties to complete their work in accordance with the contracted amount, necessitating the substitution of subcontractors and potential increases in pricing. Furthermore, unforeseen issues may be encountered that otherwise will require an increase in the development budget that have not otherwise been reserved for in the contingency fund.

The decline of oil price could adversely affect to our business.

The availability of a ready market for oil or gas produced from each project and the price obtained therefor will depend upon numerous factors, including the extent of domestic production and foreign imports of gas and/or oil, the proximity and capacity of pipelines, intrastate and interstate market demands, the extent and effect of federal regulations on the sale of oil and/or natural gas in interstate and intrastate commerce, and other government regulations affecting the production and transportation of oil and/or gas. In addition, certain daily allowable production constraints may change from time to time, the effect of which cannot be predicted by management. It is common in the oil and gas industry for the Company to obtain derivate contracts to hedge price fluctuation risk with respect to production from wells to be drilled. The Company is exposed to price fluctuation risks, which could affect the Company’s ability to repay the loan. There is no assurance that the Company will be able to market any oil or gas found by it at favorable prices, if at all.

Shortages will increase operation expense and affect profitability of our operations.

Increased drilling activities have, from time to time, created shortages of certain equipment necessary in the drilling and/or completion of wells. Due to a shortage of such equipment and general inflationary trends, the prices at which equipment was available escalated during such periods. There is a possibility that further price escalations will increase the companies’ operating expenses, thus reducing the profit of the Company

We are doing business in a competitive market.

There are numerous individuals, partnerships, and major and independent oil companies with which the Company will be in competition which have greater financial and technical resources than those available to the Company. Such an inferior competitive position could have a material adverse effect upon the productivity, marketability and profitability of our company.

The Company is subject to legislative, regulatory, administrative and enforcement action that might restrict our operations.

The Company may be adversely affected by legislative, regulatory, administrative and enforcement action at the local, state and national levels in the areas, among others, of environmental controls, which could have a significant impact on the our operations or could substantially increase the costs of operating a well. In addition to possible increasingly restrictive land use controls, such restrictions may relate to air and water quality standards, noise pollution and indirect environmental impacts

Environmental Hazards are unpredictable and have adverse effect in our operations.

Natural hazards involved in the drilling of wells in locations such as that of the each project include destruction from tornadoes, or other storms, and the risk to persons and property interest therein. Other natural hazards include unusual or unexpected formations, pressures, blowouts and other unanticipated geological conditions.

Substantial liability for environmental damage, bodily injury or damage to or loss of equipment can result from any of such hazards. The company may be subject to liability for pollution and other similar damages or may lose portions of its properties due to hazards against which it cannot insure or for which insurance proves inadequate. Such liabilities to third parties could reduce the funds available for exploration and development or result in loss of company’s property or even bankruptcy for us.

We subject to federal, state and local environmental laws and regulations and can adversely impact our operations.

Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, may affect the company’s operations and costs. These laws and regulations sometimes require governmental authorization before conducting certain activities, limit or prohibit other activities because of protected areas or species, create the possibility of substantial liabilities for pollution related to each Project, and provide penalties for noncompliance. In particular, the company’s drilling and production operations, its activities in connection with storage and transportation of crude oil, and its use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations may increase the Company’s overall cost of business. Environmental regulations have historically been subject to frequent change and, therefore, the company cannot predict with certainty the future costs or other future impacts of environmental regulations on its future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as contaminator cleanup, claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and penalties, assessed, or other claims sought, by regulatory agencies for response cost or for natural resource damages.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company currently uses without charge or expectation of repayment the offices of Charles McSwain, an officer and director of the Company. There is no written agreement between Mr. McSwain and the Company regarding such usage and the parties may terminate the arrangement at any time.

Oil and Gas Interests

In October 2012, the Company began negotiations with Comanche Oil Company to become a working interest partner in the Orion project.

In December 2013, the Company closed an acquisition for 21.00% working interest and 16.17% net revenue interest in the Orion project covering 10,000 acres in Major County, OK, targeting oil and natural gas reserves in the Mississippian reservoir, for $1,575,000.

In December 2013, the operator commenced the drilling project which consisted of four exploratory test wells.

In March 2014, the operator of the Company’s Major County prospect began fracturing operations.

 In December 2014, the Company acquired additional acreage in the Orion project for a total cost of $368,784 covering an additional 4,853 acres at the Company’s existing working and revenue interests.

As of December 31, 2014, the three wells have been successfully completed and a fourth is expected to be completed in the first quarter of 2015.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 21,290,000 shares of common stock and no preferred stock were issued and outstanding.

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

As of December 31, 2014, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

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

Overview

The Company was incorporated on April 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 7, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Access US Oil & Gas, Inc. and filed such change with the State of Delaware.

The Company focuses on oil and gas exploration, development and production. As a participant in the upstream portion of the oil and gas industry, the Company has partnered with professional oil and gas extraction companies in proven oil formations in the United States.  The Company searches for oil and gas production opportunities and strategically acquires land and mineral rights and oil and gas leasehold interests. The Company then conducts public involvement programs and oversees operations on its leases, including drilling and completion of the wells.

The Company has an agreement (“Agreement”) with Comanche Exploration Company LLC (“Comanche”) in which it obtained a percentage right to a land leasehold and the right and obligation to participate in oil drilling and mineral exploitation on that and other land.

The Company has nominal revenues and has been issued a going concern opinion by our auditors and currently relies upon the sale of our debt and equity securities to fund operations. The Company is concentrating on acquiring producing and non-producing properties in the United States. The Company currently owns interests in oil and gas leases located Oklahoma. We may enter into agreements with major and independent oil and natural gas companies and other investees to drill and own interests in oil and natural gas properties.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in the notes to our accompanying financial statements. Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC.

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

Results of Operations and Financial Condition for the Period from December 31, 2013 to December 31, 2014.

The following is an analysis of the results of our operations for the period the years ended December 31, 2014.

We have generated revenues of $957,494 as of December 31, 2014, no revenues were generated in 2013 as there were no oil and gas operations being conducted.  During the year ended December 31, 2014, we had operating expenses of $(549,022), compared to operating expenses of $(607,877) for the year ended December 31, 2013. During the year ended December 31, 2013 operating expenses were primarily associated with obtaining our agreement with Comanche Exploration Company, LLC (“Comanche”) for future oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.  As oil and gas operations commenced in 2014, the consulting and legal fees were reduced by $293,009 as most expenses incurred were directly related to the operation of oil and gas developmental wells.

There is no assurance that the Company will continue to be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

During the twelve months ended December 31, 2013, cash used in operating activities was $1,731,603. This was primarily the result of an increase in accounts payable of $1,341,837 and prepaid drilling cost in the amount of $2,456,984, partially offset by our net loss of $618,695.

During the twelve months ended December 31, 2013, cash used in investing activities was $1,575,000, which comprised investments in oil and gas properties in the amount of $1,575,000.

During the twelve months ended December 31, 2013, cash provided by financing activities amounted to $4,307,700, which was the result of $5,095,000 in borrowings from a third party during the year; and $805,000 was paid to AUSA toward our promissory note agreement

As of December 31, 2013, the Company had cash available of $1,002,866. As discussed above, the Company plans to raise additional debt and equity financing to meet its obligations as they become due.

During the twelve months ended December 31, 2014, cash used in operating activities was $(681,606).  This was primarily the result of a decrease in accounts payable of $916,848, and an increase in accounts receivable of $678,877 partially offset by our net income of $363,901.

During the twelve months ended December 31, 2014, cash used in investing activities was $3,425,068, for the development of oil and gas assets.

During the twelve months ended December 31, 2014, cash provided by financing activities amounted to $3,113,652, which was the result of borrowings from a related party during the year. Of this amount received from the related party, $3,000,000 was used toward our oil exploration and drilling agreement; and $81,833 was paid to Orion Oil and Gas I, LP toward our promissory note agreement.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2014, our auditor included a statement that as a result of our negative cash flows from operations, working capital deficit, and our projected cost of capital improvements of the oil and gas wells there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2014, the Company had cash available of $9,845.

Promissory Notes

Related Party Notes Payable

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.

As of December 31, 2013 and 2014, AUSA had advanced the Company an aggregate total of $695,000 and $947,000, respectively, to fund its oil and gas operations.  As the years ended December 31, 2013 and 2014 the company has accrued interest expense of $7,978 and $42,214, respectively. As of December 31, 2014 the Company has made no cash payments towards the principal or interest balance.  Subsequent to the year ended December 31, 2014, the Company has made payments totaling $105,386.

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $7,500,000; which accrue interest at 5% per annum commencing on June 21, 2013.

Under the terms of the loan agreement, Orion Oil and Gas LLP had advanced the Company $4,000,000 and $3,000,000 during the years ended December 31, 2013 and 2014, respectively.  The Company has accrued interest expense of $27,945 and $249,236 as of December 31, 2013 and 2014 respectively.  For the years ended December 31, 2013 and 2014, the Company had outstanding principal balances of $4,000,000 and $6,918,167, respectively. The Company paid $81,833 on the principal balance in the current year, there is approximately $582,000 available credit under the terms of the agreement.

On November 18, 2014, the Company entered into a promissory note agreement with Access Texas Oil and Gas LLC (“ATOG”), a related party entity through common ownership. Under the terms of the agreement, the Company borrowed $30,000, which is due on demand and accrues interest at 5% per annum starting on November 18, 2014.  As of February 12, 2015,  the Company paid all principal and interest on this agreement in the amount of $30,300.

Third Party Notes Payable

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

On October 8, 2012, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual as an inducement to make the loan.

On October 14, 2013, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issuance.

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense during the year ended December 31, 2014 amounted to $5,002, and the remaining discount amounted to $1,861 as of December 31, 2014 which will be amortized through October 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Access US Oil & Gas, Inc.

We have audited the accompanying balance sheets of Access US Oil & Gas, Inc. ( the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of  its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Anton & Chia, LLP

Newport Beach, California

April 15, 2015

ACCESS US OIL & GAS, INC.
BALANCE SHEET

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$9,845	$1,002,866
Accounts receivable	678,877	-
Prepaid drilling costs	-	2,956,984
Total current assets	688,722	3,959,850

Oil and gas properties, successful efforts:
Unproved leasehold costs	1,463,784	1,575,000
Proved oil and gas properties, net	6,346,116	-
Total oil and gas properties	7,809,900	1,575,000
Total assets	$8,498,622	$5,534,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - trade	$144,444	$1,430,075
Accounts payable – oil and gas	368,784	-
Accrued liabilities – related parties	384,254	-
Notes payable – related party	7,808,652	4,695,000
Total current liabilities	8,706,132	6,125,075

Long-term liabilities:
Notes payable, net of discount	348,139	345,907
Asset retirement obligations	16,580	-
Total liabilities	9,070,851	6,470,982

Stockholders’ deficit:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,290,000 shares issued and outstanding	2,129	2,129
Additional paid-in capital	22,434	22,434
Accumulated deficit	(596,794)	(960,695)
Total stockholders’ deficit	(572,231)	(936,132)
Total liabilities and stockholders’ deficit	$8,498,622	$5,534,850

The accompanying notes are an integral part of these financial statements.

ACCESS US OIL & GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2014	2013

Oil and gas revenues	$957,494	$-

Costs and expenses:
Lease operating expenses	66,094	-
Exploration expense	2,088	-
General and administrative	317,107	607,877
Depletion and accretion	163,733	-
Total operating expenses	549,022	607,877
Operating income (loss)	408,472	(607,877)

Other (income) expenses:
Amortization of debt discount	2,232	2,239
Interest expense	42,339	8,579
Total other expense	44,570	10,818
Income (Loss) before income tax	363,901	(618,695)
Provision for income tax (benefit) expense	-	-
Net income (loss)	$363,901	$(618,695)
Net (loss) per common share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	21,290,000	20,868,795

The accompanying notes are an integral part of these financial statements.

ACCESS US OIL & GAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	20,700,000	$2,070	$4,711	$(342,000)	$(335,219)
Adjustment			82		82
Shares issued to public	590,000	59	17,641	-	17,700
Net loss	-	-	-	(618,695)	(618,695)
Balance at December 31, 2013	21,290,000	2,129	22,434	(960,695)	(936,132)

Net income	-	-	-	363,901	363,901
Balance at December 31, 2014	21,290,000	$2,129	$22,434	$(596,794)	$(572,231)

The accompanying notes are an integral part of these financial statements.

ACCESS US OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$363,901	$(618,695)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and accretion	163,733	-
Amortization of debt discount	2,232	2,239
Changes in operating assets and liabilities:
Prepaid drilling costs	-	(2,456,984)
Accounts receivable	(678,877)	-
Accounts payable and accrued expenses	(916,848)	1,341,837
Accounts payable – related parties	384,253	-
Net cash used in operating activities	(681,606)	(1,731,603)

Cash flows from investing activities:
Cash paid for oil and gas properties	(368,784)	(1,575,000)
Development of oil and gas properties	(3,056,284)	-
Net cash used in investing activities	(3,425,068)	(1,575,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	59
Payments on notes payable – related party	-	(805,000)
Proceeds from notes payable – third party	3,113,652	5,095,000
Proceeds from capital contributions	-	17,641
Net cash provided by financing activities	3,113,652	4,307,700

Net increase (decrease) in cash	(993,021)	1,001,097
Cash and cash equivalents, beginning of period	1,002,866	1,769
Cash and cash equivalents, end of period	$9,845	$1,002,866

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements..

ACCESS US OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Access US Oil & Gas, Inc. (the "Company") was incorporated on April 23, 2012 under the laws of the State of Delaware. On September 7, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name from Gumtree Acquisition Corporation to Access US Oil & Gas, Inc.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Certain prior-period amounts have been reclassified to conform to the current-year presentation.

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

RECLASSIFICATIONS

Certain reclassifications were made to the prior period amounts disclosed in the financial statements to conform to the presentation for the year ended December 31, 2014. These reclassifications had no effect on reported net loss or stockholders' equity.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the $250,000 Federal Deposit Insurance Corporation limit as of December 31, 2014.

REVENUE RECOGNITION

The Company recognizes sales revenues for natural gas, oil and condensate, based on the amount of each product sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when product has been delivered to a pipeline or when a tanker lifting has occurred.  The Company follows the sales method of accounting in which all production is deemed sold when produced.  No gas imbalances or commodity inventory is recorded under the sales method.

OIL AND GAS PROPERTIES

The Company applies the successful efforts method of accounting for oil and gas properties. Exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead are charged against earnings as incurred. If an exploratory well provides evidence to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling.  Acquisition costs of unproved properties are periodically assessed for impairment and are transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

CAPITALIZED INTEREST

For significant projects, interest is capitalized as part of the historical cost of developing and constructing assets. Significant oil and gas investments in unproved properties, significant exploration and development projects that have not commenced production, significant midstream development activities that are in progress, and investments in equity method affiliates that are undergoing the construction of assets that have not commenced principal operations qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment.

ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (AROs) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates, and changes in the estimated timing of abandonment.

IMPAIRMENTS

Long lived assets are reviewed for impairment when facts and circumstances indicate that net book values may not be recoverable. In performing this review, an undiscounted cash flow test is performed at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the long lived asset, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value.   As of December 31, 2014, the Company has no reason to suspect impairment.

DEPRECIATION, DEPLETION AND AMORTIZATION

Costs of drilling and equipping successful wells, costs to construct or acquire facilities other than offshore platforms, associated asset retirement costs, and capital lease assets used in oil and gas activities are depreciated using the unit-of-production (UOP) method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties and costs to construct or acquire offshore platforms and associated asset retirement costs, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves. Mineral properties are also depleted using the UOP method. All other properties are stated at historical acquisition cost, net of impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 40 years for buildings, and up to 47 years for gathering facilities.

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

EARNINGS PER COMMON SHARE

The basic earnings per share is the same as the diluted per share as there are no potentially dilutive shares. The earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the loss of the entity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accountings pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - GOING CONCERN

As of December 31, 2014 the Company has an accumulated deficit of 596,794.  The Company is currently successfully producing oil and gas for commercial sale, however, it has yet to provide positive cash flows from operations.  As a result, the Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

NOTE 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Evaluated Properties
Proved costs subject to depletion	$5,733,423	$-
Proved costs not subject to depletion - work-in-process	776,426
Accumulated depletion	(163,733)	-)
Total evaluated properties	6,346,116	-

Unevaluated properties	1,463,784	1,575,000
Net oil and gas properties	$7,809,900	$1,575,000

NOTE 4 – ASSET RETIRMENT OBLIGATION

The following is a reconciliation of our asset retirement obligation liability as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Liability for asset retirement obligation, beginning of period	$-	$-
Asset retirement obligations sold	-	-
Asset retirement obligations incurred on properties drilled	16,580	-
Accretion	-	-
Revisions in estimated cash flows	-	-
Costs incurred	-	-
Liability for asset retirement obligation, end of period	-	-

Current portion of asset retirement obligation	-	-
Noncurrent portion of asset retirement obligation	16,580	-
Total liability for asset retirement obligation	$16,580	$-

NOTE 5 – NOTES PAYABLE

Related Party Debt

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.

As of December 31, 2013 and 2014, AUSA had advanced the Company an aggregate total of $695,000 and $947,000, respectively, to fund its oil and gas operations.  As the years ended December 31, 2013 and 2014 the Company has accrued interest expense of $7,978 and $42,214, respectively. As of December 31, 2014 the Company has made no cash payments towards the principal or interest balance.  Subsequent to the year ended December 31, 2014, the Company has made payments totaling $105,386.

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $7,500,000; which accrue interest at 5% per annum commencing on June 21, 2013.

Under the terms of the loan agreement, Orion Oil and Gas LLP had advanced the company a $4,000,000 and $3,000,000 during the years ended December 31, 2013 and 2014, respectively.  The Company has accrued interest expense of $27,945 and $249,236 as of December 31, 2013 and 2014 respectively.  For the years ended December 31, 2013 and 2014, the Company had outstanding principal balances of $4,000,000 and $6,918,167, respectively. The Company paid $81,833 on the principal balance in the current year, there is approximately $582,000 available credit under the terms of the agreement.

On November 18, 2014, the Company borrowed entered into a promissory note agreement with Access Texas Oil and Gas LLC (“ATOG”), a related party entity through common ownership. Under the terms of the agreement, the Company borrowed at total $30,000, which is due on demand and accrues interest at 5% per annum starting on November 18, 2014.  As of February 12, 2015 the Company paid all principal and interest on this agreement in the amount of $30,300.Third Party Notes Payable

Third Party Notes Payable

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

On October 8, 2012, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual on October 8, 2012 as an inducement to make the loan.   On October 8, 2014, the Company entered in to an extension agreement, whereby the lender agreed to a 90 day extension in exchange for a 10% interest payment on the amount originally due, October 8, 2014.

On October 14, 2013, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense during the year ended December 31, 2014 amounted to $5,002, and the remaining discount amounted to $1,861 as of December 31, 2014 which will be amortized through October 2015.

Future scheduled maturities of these notes payable are as follows for the year ended December 31, 2014

2014	$175,000
2015	137,500
2016	37,500
350,000
Unamortized discount	(1,861)
Total	$348,139

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

As of December 31, 2014, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

On February 12, 2015 the Company paid Access Texas Oil and Gas, LLC in full for the outstanding note in the amount of $30,300.

During March 2015, the Company made three loan repayments to Access USA, LLC totaling $105,386.

NOTE 8 - SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

Capitalized Costs Relating to Oil and Gas Producing Activities

The estimates of proved oil and gas reserves utilized in the preparation of these statements were prepared by Pinnacle Energy Services, LLC, an independent third party petroleum engineering firm, using reserve definitions and pricing requirements prescribed by the SEC. Pinnacle used a combination of production performance and offset analogies, along with estimated future operating and development costs as provided by the Company and based upon historical costs adjusted for known future changes in operations or developmental plans, to estimate our reserves.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

All of the Company’s reserves are located in the United States.

	December 31,	December 31,
	2014	2013
Proved oil and gas properties	$6,509,849	$-
Unproved oil and gas properties	1,463,784	1,575,000
Accumulated depreciation, depletion and amortization	(163,733)	-
Total acquisition, development and exploration costs	$809,900	$1,575,000

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

At December 31, 2014 and 2013, unevaluated costs of $1,463,784 and $1,575,000, respectively, were excluded from the depletion base. These costs relate to property located in the Mississippian Basin in Major County, Oklahoma and consist of acreage acquisition costs.

	December 31,	December 31,
	2014	2013
Acquisition of properties – proved	$53,961	$-
Acquisition of properties – unproved	368,784	1,575,000
Exploration costs	1,436,722	-
Development costs	5,975,888	-
Total costs incurred	$7,835,355	$1,575.000

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein, proved developed reserves and proved undeveloped reserves for the years ended December 31, 2014 and 2013. Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf). Gas is converted to barrels of oil equivalents (MBoe) using a ratio of six Mcf of gas per Bbl of oil.

	2014			2013
	Oil	Gas	BOE	Oil	Gas	BOE
Proved reserves:
Beginning of year	-	-	-	-	-	-
Revisions	-	-	-	-	-	-
Extensions and discoveries	235,850	748,210	360,552	-	-	-
Purchases of minerals-in-place	-	-	-	-	-	-
Sales of minerals-in-place	-	-	-	-	-	-
Production	(8,624)	(65,804)	(19,471)	-	-	-
End of year	227,226	683,126	341,081	-	-	-

Proved developed reserves:
Beginning of year	0	0	8	-	-	-
End of year	72,770	661,170	110,195	-	-	-

Proved undeveloped reserves:
Beginning of year	-	-	-	-	-	-
End of year	163,080	87,040	177,587	-	-	-

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by the Company’s independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of future production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future cash inflows for 2014 were computed by applying the average price for the year to the year-end quantities of proved reserves. The 2014 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and natural gas reserves at the end of the year, based on year-end costs, assuming continuation of year-end economic conditions. Future income tax expense was computed by applying statutory rates, less the effects of tax credits for each period presented, and to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties, after consideration of available net operating loss and percentage depletion carryovers. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.
The estimated present value of future cash flows relating to prove reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the years ended December 31, 2014 and 2013, as adjusted, were as follows:

As of December 31,	Oil (Bbl) Using NYMEX WTI	Gas (Mcf) Using NYMEX Henry Hub
2014 (average price)	$86.57	$5.30
2013 (average price)	-	$-

The information provided in the tables set out below does not represent management’s estimate of the Company’s expected future cash flows or of the value of the Company’s proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under ASC No. 932 requires assumptions as to the timing and amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

The following table sets forth the standardized measure of discounted future net cash flows relating to proven reserves for the years ended December 31, 2014 and 2013, respectively (stated in thousands):

	2014	2013
Future cash inflows	$34,105,010	$-
Future costs:
Production costs	(5,900,530)	-
Development costs	(7,875,000)
Future tax expense	(1,579,470)	-
Future net cash flows	18,750,010	-
10% annual discount for estimated timing of cash flows	(11,186,330)	-
Standardized measure of discounted net cash flows	$7,563,680	$-

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended December 31, 2014 (stated in thousands):

2014
Increase (decrease):
Beginning of year	$-
Sales of oil produced, net of production costs	(957,494)
Net changes in sales and transfer prices and in production costs and production costs related to future production	-
Previously estimated development costs incurred during the period	-
Changes in future development costs	-
Revisions of previous quantity estimates due to prices and performance	-
Accretion of discount	-
Discoveries, net of future production and development costs associated with these extensions and discoveries	8,521,174
Timing and other	-
End of year	$7,563,680

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

The determination that our disclosure controls and procedures were not effective as of December 31, 2014 was a result of:

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

Management's Report on Internal Control Over Financial Reporting

Under the direction of our principal executive officer and principal financial and accounting officer, management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting was deemed to be not effective as of December 31, 2014.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted non-accelerated filers from the auditor attestation requirement.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Position	Year Commenced	Age
Michael Mattox	President, Director	2012	57
Charles A. McSwain	Secretary and Treasurer, Director	2012	68

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

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

				Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)

Michael Mattox	2012	-	-	-	-	-
President and Director

Charles McSwain	2012	-	-	-	-	-
Secretary, Treasurer and Director

As of December 31, 2014, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of other financing or funding) the Company may compensate officers and employees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees incurred for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements amounted to $15,600 for the year ended December 31, 2014.

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $2,782 for other fees by the principal accountant for the year ended December 31, 2014. The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of Access Us Oil & Gas, Inc. are incorporated by reference in Part II:

Report of Independent Registered Accounting Firm

Balance Sheet

Statements of Operations

Statements of Changes In Stockholders' Deficit

Statements of Cash Flows

Notes to Financial Statements

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the information is provided in the financial statements including the notes hereto.

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
Dated: April 15, 2015

By: /s/ Charles McSwain
Principal financial officer
Dated: April 15, 2015

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	April 15, 2015
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	April 15, 2015
Charles McSwain