Form 10-Q
period 2015-03-31
ACCESS US OIL & GAS, INC.
filed 2015-05-15
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended March 31, 2015

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes   [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 15 , 2015
Common Stock, par value $0.0001	21,290,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

ITEM 1. Financial Statements

ACCESS US OIL & GAS, INC.
CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash	$6,319	$9,845
Account receivables	355,842	678,877
Total current assets	362,161	688,722

PROPERTY AND EQUIPMENT
Unproved leasehold costs	1,463,783	1,463,784
Proved oil and gas properties, net	6,941,717	6,346,116
TOTAL ASSETS	8,767,661	8,498,622

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable - trade	172,624	144,444
Accounts payable - oil and gas	218,784	368,784
Accounts payable and accrued liabilities - related party	500,149	384,254
Notes payable - related party	7,932,163	7,808,652
Note payable, net of discount	311,534	311,036
Total current liabilities	9,135,254	9,017,170

Long-term notes- payable, net of discount	37,163	37,103
Asset retirement obligations	16,924	16,580
TOTAL LIABILITIES	9,189,341	9,070,853

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 100,000,000 shares authorized; 21,290,000 issued and outstanding as of March 31, 2015 December 31, 2014, respectively	2,129	2,129
Additional paid-in capital	22,434	22,434
Accumulated deficit	(446,243)	(596,794)
Total stockholders' deficit	(421,680)	(572,231)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,767,661	$8,498,622

The accompanying notes are an integral part of these condensed financial statements.

ACCESS US OIL & GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2015	2014

OIL AND GAS REVENUES	$417,545	$-

COSTS AND OPERATING EXPENSES:
Lease operating expenses	35,830	-
Depreciation, depletion, amortization and accretion	137,875	-
General and administrative	79,144	130,532
Total costs and operating expenses	252,849	130,532

OPERATING INCOME (LOSS)	164,696	(130,532)

OTHER EXPENSES
Amortization of debt discount	558	558
Interest expense	13,587	-
Total other expenses	14,145	558

INCOME (LOSS) BEFORE TAXES	150,551	(131,090)

PROVISION FOR INCOME TAXES	-	-

NET INCOME(LOSS)	$150,551	$(131,090)

BASIC AND DILUTED LOSS PER SHARE,	$0.01	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	21,290,000	20,952,110

The accompanying notes are an integral part of these condensed financial statements.

ACCESS US OIL & GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2015	2014

Net income/ (loss)	$150,551	$(131,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	137,875	-
Amortization of debt discount	558	558
Changes in operating assets and liabilities:
Accounts receivables	323,036	-
Accounts payable	(121,820)	58,265
Accrued expense - related party	115,893	-
Net cash provided (used in) operating activities	606,093	(72,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for unproved leaseholds	-	(1,000,000)
Development of oil and gas properties	(733,132)	-
Net cash used in investing activities	(733,132)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - third party	660,000	80,000
Payment of long-term debt	(536,489)	-
Net cash provided by financing activities	123,511	80,000

DECREASE IN CASH	(3,528)	(992,267)
CASH, BEGINNING OF PEROID	9,845	1,002,866
CASH, END OF PERIOD	$6,319	$10,599

The accompanying notes are an integral part of these condensed financial statements

ACCESS US OIL & GAS, INC.
Notes to Financial Statements
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

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported in the previous periods to conform to the current presentation. Such reclassifications had no effect on net income.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the $250,000 Federal Deposit Insurance Corporation limit as of March 31, 2015.

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

IMPAIRMENTS

Long lived assets are reviewed for impairment when facts and circumstances indicate that net book values may not be recoverable. In performing this review, an undiscounted cash flow test is performed at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the long lived asset, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value.   As of March 31, 2015, the Company has no reason to suspect impairment.

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

EARNINGS PER COMMON SHARE

The basic earnings per share is the same as the diluted loss per share as there are no potentially dilutive shares. The loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the loss of the entity.

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

2 - GOING CONCERN

As of March 31, 2015, the Company has an accumulated deficit of $446,243.  The Company is currently successfully producing oil and gas for commercial sale and has started to generate positive cash flows from operations.  The Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow.

There is no assurance that the Company will continue to be profitable. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3 – OIL AND GAS PROPERTIES

Oil and natural gas properties as of  March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Evaluated Properties
Proved costs subject to depletion	$6,800,376	$5,733,423
Proved costs not subject to depletion - work-in-process	442,606	776,426
Accumulated depletion	(301,264)	(163,733)
Total evaluated properties	6,941,718	6,346,116

Unevaluated properties	1,463,784	1,463,784
Net oil and gas properties	$8,405,502	$7,809,900

4 – ASSET RETIRMENT OBLIGATION

The following is a reconciliation of our asset retirement obligation liability as of March 31, 2015 and 2014:

	March 31, 2015	December 31, 2014
Liability for asset retirement obligation, beginning of period	$16,580	$-
Asset retirement obligations sold	-	-
Asset retirement obligations incurred on properties drilled	-	16,580
Accretion	344	-
Revisions in estimated cash flows	-	-
Costs incurred	-	-
Liability for asset retirement obligation, end of period	16,924	16,580

Current portion of asset retirement obligation	-	-
Noncurrent portion of asset retirement obligation	16,924	16,580
Total liability for asset retirement obligation	$16,924	$16,580

5 –NOTES PAYABLE

Related Party Debt

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.

As of March 31, 2015 and December 31, 2014, AUSA had advanced the Company an aggregate total of $847,000 and $947,000, respectively, to fund its oil and gas operations.  For the period ended March 31, 2015 and 2014 the Company has accrued accumulated interest expense of $89,374 and $84,072, respectively. During the three months ended March 31, 2015, the Company received $10,000 from AUSA and has made payments totaling $110,000.

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $7,500,000; which accrue interest at 5% per annum commencing on June 21, 2013.Under the terms of the loan agreement, Orion Oil and Gas LLP had advanced the company $3,000,000 during the year ended December 31, 2014.  During the three months ended March 31, 2015, Orion Oil and Gas LLP had advanced another $650,000 to the Company.

The Company has accrued accumulated interest expense of $385,774 and $300,058 as of March 31, 2015 and December 31, 2014 respectively.  As of March 31, 2015 and December 31, 2014, the Company had outstanding principal balances of $7,085,164 and $6,831,652, respectively. The Company paid $396,489 on the principal balance in the current quarter.

On November 18, 2014, the Company entered into a promissory note agreement with Access Texas Oil and Gas LLC (“ATOG”), a related party entity through common ownership. Under the terms of the agreement, the Company borrowed $30,000, which is due on demand and accrues interest at 5% per annum starting on November 18, 2014.  On February 12, 2015, the Company repaid all principal and accrued interest.

Third Party Notes Payable

On October 5, 2012, the Company entered into a promissory note agreement for borrowing $200,000 from an individual. The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issue. The Company received $150,000 and $50,000 on October 5, 2012 and February 22, 2013 respectively. In connection with this note payable, the Company issued 400,000 shares of common stock to the individual on October 5, 2012 as an inducement to make the loan. As of March 31, 2015, the Company has not made any payments.

On October 8, 2012, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual on October 8, 2012 as an inducement to make the loan.   On October 8, 2014, the Company entered in to an extension agreement, whereby the lender agreed to a 90 day extension in exchange for a 10% interest payment on the amount originally due, October 8, 2014. As of March 31, 2015, the Company has not made any payments.

On October 14, 2013, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued. As of March 31, 2015, the Company has not made any payments.

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense as of March 31, 2015 amounted to $443, and the remaining discount amounted to $1,346 as of March 31, 2015 which will be amortized through October 2015.

Future scheduled maturities of these notes payable are as follows for the period ended March 31, 2015:

2015	312,500
2016	37,500
350,000
Unamortized discount	(1,303)
Total	$348,697

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

As of March 31, 2015 and December 31, 2014, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

7 – SUBSEQUENT EVENTS

On April 9, 2015, the Company made a loan repayment to Access USA, LLC in the amount of $337,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Through March 31, 2015, the Company had generated revenues and started to have income or cash flows from operations.  However, there is still substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on the Company’s ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

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

Results of Operations and Financial Condition for the Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the three month periods ended March 31, 2015 and 2014, the Company had generated oil and gas revenue of $417,545 and $0, respectively.

Operating expenses for the three month periods ended March 31, 2015 and 2014 were $252,849 and $130,532, respectively. Operating expenses primarily represented expenses associated with oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Liquidity and Capital Resources

During the three months period ended March 31, 2015 and 2014, net cash provided by operations amounted to $606,093 and net cash used in operation amounted  $72,267 respectively.

During the three months period ended March 31, 2015 and 2014, net cash used in investing activities was $733,132 and $1,000,000.  For the three months ended March 31, 2015, the net cash flow in investment activities was primarily due to the development of oil and gas properties. For the three months ended March 31, 2014, the net cash flow in investing activities was primarily due to the cash paid for unproved leaseholds and development of oil and gas properties.

During the three months period ended March 31, 2015 and 2014, net cash provided by financing activities amounted to $ 123,511 and $80,000. For the three months ended March 31, 2015, the net cash flow in financing activities was primarily due to the proceeds received from third party and partially offset by the payment to the debt. For the three months ended March 31, 2015, the net cash flow in financing activities was primarily due to the proceeds of $660,000 received from a third party.

As of March 31, 2015 and 2014, the Company had cash available of $6,319 and $10,599.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	May xx, 2015
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	May xx, 2015
Charles McSwain