Form 10-Q
period 2015-06-30
ACCESS US OIL & GAS, INC.
filed 2015-08-14
CIK 1550956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly ended June 30, 2015

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes   [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding August 14, 2015
Common Stock, par value $0.0001	21,290,000 shares

Documents incorporated by reference: None

ACCESS US OIL & GAS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

ITEM 1. Financial Statements

ACCESS US OIL & GAS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash	$33,319	$9,845
Account receivables	311,929	678,877
Total current assets	345,248	688,722

PROPERTY AND EQUIPMENT
Unproved leasehold costs	1,463,784	1,463,784
Proved oil and gas properties, net	7,219,336	6,346,116
TOTAL ASSETS	9,028,368	8,498,622

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable - trade	172,625	144,444
Accounts payable - oil and gas	1,012,466	368,784
Accounts payable and accrued liabilities - related party	540,044	384,254
Notes payable - related party	7,344,568	7,808,652
Notes payable – net of discount	311,876	311,036
Total current liabilities	9,381,579	9,017,170

Long-term notes- payable, net of discount	37,225	37,103
Asset retirement obligations	17,280	16,580
TOTAL LIABILITIES	9,436,084	9,070,853

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 100,000,000 shares authorized; 21,290,000 issued and outstanding as of June 30, 2015, December 31, 2014, respectively	2,129	2,129
Additional paid-in capital	22,434	22,434
Accumulated deficit	(432,279)	(596,794)
Total stockholders' deficit	(407,716)	(572,231)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,028,368	$8,498,622

The accompanying notes are an integral part of these condensed financial statements.

ACCESS US OIL & GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

OIL AND GAS REVENUES	$310,289	$87,129	$727,834	$87,129

COSTS AND OPERATING EXPENSES:
Lease operating expenses	50,402	-	86,232	-
Depreciation, depletion, amortization and accretion	160,024	-	297,899	-
General and administrative	78,121	143,535	157,265	274,067
Total costs and operating expenses	288,547	143,535	541,396	274,067
OPERATING INCOME (LOSS)	21,742	(56,406)	186,438	(186,938)

OTHER (INCOME) EXPENSES
Amortization of debt discount	404	558	962	1,116
Interest expense	7,373	-	20,960	-
Total other expense	7,777	558	21,922	1,116

INCOME (LOSS) BEFORE TAXES	13,965	(56,964)	164,516	(188,054)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$13,965	$(56,964)	$164,516	$(188,054)

BASIC AND DILUTED LOSS PER SHARE,	$0.00	$(0.00)	$0.01	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	21,290,000	21,290,000	21,290,000	21,290,000

The accompanying notes are an integral part of these condensed financial statements.

ACCESS US OIL & GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2015	2014

Net income (loss)	$164,516	$(188,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	297,899	-
Amortization of debt discount	962	1,116
Changes in operating assets and liabilities:
Accounts receivables	366,948	(87,129)
Accounts payable	671,863	261,295
Accrued expense - related party	155,789	-
Net cash provided by (used in) operating activities	1,657,977	(12,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in Comanche Exploration	-	(1,143,417)
Development of oil and gas properties	(1,170,419)	-
Net cash used in investing activities	(1,170,419)	(1,143,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing - related party	735,000	170,000
Payment of long-term debt	(1,199,084)	-
Net cash provided by (used in) financing activities	(464,084)	170,000

NET INCREASE (DECREASE) IN CASH	23,474	(986,189)
CASH, BEGINNING OF PEROID	9,845	1,002,866
CASH, END OF PERIOD	$33,319	$16,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$36,717	$6,340

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the $250,000 Federal Deposit Insurance Corporation limit as of June 30, 2015.

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

ACCESS US OIL & GAS, INC.
Notes to Financial Statements
(Unaudited)

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

IMPAIRMENTS

Long lived assets are reviewed for impairment when facts and circumstances indicate that net book values may not be recoverable. In performing this review, an undiscounted cash flow test is performed at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the long lived asset, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value. As of June 30, 2015, the Company has no reason to suspect impairment.

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

ACCESS US OIL & GAS, INC.
Notes to Financial Statements
(Unaudited)

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

2 - GOING CONCERN

As of June 30, 2015, the Company has an accumulated deficit of $432,279.  The Company is currently successfully producing oil and gas for commercial sale and has started to generate positive cash flows from operations.  The Company's continuation as a going concern is dependent on its ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its obligations.

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

ACCESS US OIL & GAS, INC.
Notes to Financial Statements
(Unaudited)

 3 – OIL AND GAS PROPERTIES

Oil and natural gas properties as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Evaluated Properties
Proved costs subject to depletion	$7,680,268	$5,733,423
Proved costs not subject to depletion - work-in-process	-	776,426
Accumulated depletion	(460,932)	(163,733)
Total evaluated properties	7,219,336	6,346,116

Unevaluated properties	1,463,784	1,463,784
Net oil and gas properties	$8,683,120	$7,809,900

4 – ASSET RETIRMENT OBLIGATION

The following is a reconciliation of our asset retirement obligation liability as of June 30, 2015 and 2014:

	June 30, 2015	December 31, 2014
	(Unaudited)
Liability for asset retirement obligation, beginning of period	$16,580	$-
Asset retirement obligations sold	-	-
Asset retirement obligations incurred on properties drilled	-	16,580
Accretion	700	-
Revisions in estimated cash flows	-	-
Costs incurred	-	-
Liability for asset retirement obligation, end of period	17,280	16,580

Current portion of asset retirement obligation	-	-
Noncurrent portion of asset retirement obligation	17,280	16,580
Total liability for asset retirement obligation	$17,280	$16,580

5 –NOTES PAYABLE

Related Party Debt

On December 1, 2012, the Company entered into a promissory note agreement with Access the USA (“AUSA”), a related party entity through common ownership.  Under the terms of the agreement, any borrowings are due on demand and accrue interest at 5% per annum starting on January 1, 2013.

As of June 30, 2015 and December 31, 2014, AUSA had advanced the Company an aggregate total of $585,000 and $947,000, respectively, to fund its oil and gas operations.  For the period ended June 30, 2015 and 2014 the Company has accrued accumulated interest expense of $68,439 and $84,072, respectively. During the six months ended June 30, 2015, the Company received $85,000 from AUSA and has made payments totaling $447,000.

ACCESS US OIL & GAS, INC.
Notes to Financial Statements
(Unaudited)

On June 21, 2013, the Company entered into a credit agreement with Orion Oil and Gas I LP (“Orion I”), a related party entity through common ownership.  Under the terms of the agreement, loans may be made to the Company in the aggregate maximum principal amount of $7,500,000; which accrue interest at 5% per annum commencing on June 21, 2013.Under the terms of the loan agreement, Orion Oil and Gas LLP had advanced the company $3,000,000 during the year ended December 31, 2014.  During the six months ended June 30, 2015, Orion Oil and Gas LLP had advanced another $650,000 to the Company.

The Company has accrued accumulated interest expense of $471,605 and $300,058 as of June 30, 2015 and December 31, 2014 respectively.  As of June 30, 2015 and December 31, 2014, the Company had outstanding principal balances of $6,759,569 and $6,831,652, respectively. The Company paid $722,084 on the principal balance in the current quarter.

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

Third Party Notes Payable

On October 5, 2012, the Company entered into a promissory note agreement for borrowing $200,000 from an individual. The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issue. The Company received $150,000 and $50,000 on October 5, 2012 and February 22, 2013 respectively. In connection with this note payable, the Company issued 400,000 shares of common stock to the individual on October 5, 2012 as an inducement to make the loan. As of June 30, 2015, the Company has not made any payments.

On October 8, 2012, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued.  In connection with this note payable, the Company issued 300,000 shares of common stock to the individual on October 8, 2012 as an inducement to make the loan.   On October 8, 2014, the Company entered in to an extension agreement, whereby the lender agreed to a 90 day extension in exchange for a 10% interest payment on the amount originally due, October 8, 2014. As of June 30, 2015, the Company has not made any payments.

On October 14, 2013, the Company borrowed $75,000 from an individual pursuant to a promissory note agreement.  The note has an interest rate of 0% per annum and is due 50% two years from the date of issue, and 50% three years from the date of issued. As of June 30, 2015, the Company has not made any payments.

The fair value of the common stock issued in connection with the above notes payable was allocated on a pro rata basis to the proceeds from the notes payable.  The aggregate amount allocated to the value of the common stock amounted to $6,863, which has been recorded as a discount to the notes payable in the accompanying balance sheet and is being amortized as interest expense over the life of the notes payable.  The amount amortized as interest expense as of June 30, 2015 amounted to $962, and the remaining discount amounted to $899 as of June 30, 2015 which will be amortized through October 2015.

Future scheduled maturities of these notes payable are as follows for the period ended June 30, 2015:

2015	312,500
2016	37,500
350,000
Unamortized discount	(899)
Total	$349,101

ACCESS US OIL & GAS, INC.
Notes to Financial Statements
(Unaudited)

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

As of June 30, 2015 and December 31, 2014, the Company has 21,290,000 shares of common stock and no preferred stock was issued and outstanding.

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

Through June 30, 2015, the Company had generated revenues and started to have income or cash flows from operations.  However, there is still substantial doubt about the Company's ability to continue as a going concern. Such continuation is dependent on the Company’s ability to obtain additional financing until it can generate sufficient cash flows from operations to meet its financial obligations.

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

Results of Operations and Financial Condition for the Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

For the three month periods ended June 30, 2015 and 2014, the Company had generated oil and gas revenue of $310,289 and $87,129 respectively.

Operating expenses for the three month periods ended June 30, 2015 and 2014 were $288,547 and $143,535, respectively. Operating expenses primarily represented expenses associated with oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Results of Operations and Financial Condition for the Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the six month periods ended June 30, 2015 and 2014, the Company had generated oil and gas revenue of $727,834 and $87,129 respectively.

Operating expenses for the six month periods ended June 30, 2015 and 2014 were $541,396 and $274,067, respectively. Operating expenses primarily represented expenses associated with oil exploration activities, as well as consulting and legal fees in order to comply with regulatory requirements.

Liquidity and Capital Resources

During the six months period ended June 30, 2015 and 2014, net cash provided by operations amounted to $1,657,977 and net cash used in operation amounted $12,772,  respectively.

During the six months period ended June 30, 2015 and 2014, net cash used in investing activities was $1,170,419 and $1,143,417.  For the six months ended June 30, 2015, the net cash flow in investment activities was primarily due to the development of oil and gas properties. For the six months ended June 30, 2014, the net cash flow in investing activities was primarily due to the cash paid for unproved leaseholds and development of oil and gas properties.

During the six months period ended June 30, 2015 and 2014, net cash used in financing activities amounted to $ 464,084 and net cash provided by financing activities amounted to $170,000, respectively. For the six months ended June 30, 2015, the net cash flow in financing activities was primarily due to the proceeds received from third party and partially offset by the payment to the debt. For the six months ended June 30, 2015, the net cash flow in financing activities was primarily due to the proceeds of $735,000 received from a third party and payment of $1,199,084 to the related party.

As of June 30, 2015 and December 31, 2014, the Company had cash available of $33,319 and $9,845.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Signature	Title	Date

/s/ Michael Mattox	Director, President and Principal Executive Officer	August 14, 2015
Michael Mattox

/s/ Charles McSwain	Director and Principal Financial Officer	August 14, 2015